Form 10-Q
period 2014-03-31
Sabine Pass Liquefaction, LLC
filed 2014-05-01
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 333-192373
Sabine Pass Liquefaction, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-3235920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(713) 375-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:    Not applicable

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
(A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	96,872	192,144
Accounts receivable—affiliate	1,165	1,167
Advances to affiliate	4,778	9,430
Prepaid expenses and other	2,406	4,390
Other—affiliate	321	121
Total current assets	105,542	207,252

Non-current restricted cash and cash equivalents	197,508	867,590
Property, plant and equipment, net	5,037,856	4,412,580
Debt issuance costs, net	285,760	296,040
Non-current derivative assets	71,170	98,123
Other	92,561	60,387
Total assets	$5,790,397	$5,941,972

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable	$1,402	$8,067
Accrued liabilities	56,578	144,575
Due to affiliates	19,350	26,019
Derivative liabilities	19,544	13,484
Total current liabilities	96,874	192,145

Long-term debt	4,111,222	4,111,562
Commitments and contingencies

Member's equity, including equity accumulated during development stage of $1,582.3 million and $1,638.3 million at March 31, 2014 and December 31, 2013, respectively	1,582,301	1,638,265
Total liabilities and member's equity	$5,790,397	$5,941,972

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

(A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

			Period from
			June 24, 2010
	Three Months Ended		(Inception)
	March 31,		Through
	2014	2013	March 31, 2014
Revenues	$—	$—	$—

Expenses
Development expense	3,496	1,062	93,057
Development expense—affiliate	152	367	10,141
General and administrative expense	1,523	1,006	6,238
General and administrative expense—affiliate	19,967	13,607	146,982
Terminal use agreement maintenance expense (recovery)	(473)	(266)	35,813
Terminal use agreement maintenance expense—affiliate	231	—	625
Depreciation expense	92	38	431
Total expenses	24,988	15,814	293,287

Loss from operations	(24,988)	(15,814)	(293,287)

Other income (expense)
Interest expense	—	—	(10,935)
Loss on early extinguishment of debt	—	—	(131,576)
Derivative gain (loss), net	(34,923)	(18,276)	49,022
Other income	71	229	909
Total other expense	(34,852)	(18,047)	(92,580)

Net loss	$(59,840)	$(33,861)	$(385,867)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

(A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

			Period from
			June 24, 2010
	Three Months Ended		(Inception)
	March 31,		Through
	2014	2013	March 31, 2014
Net loss	$(59,840)	$(33,861)	$(385,867)
Other comprehensive income
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	(30)	(166)
Change in fair value of interest rate cash flow hedges	—	21,297	(5,807)
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	—	5,973
Total other comprehensive income	—	21,267	—
Comprehensive loss	$(59,840)	$(12,594)	$(385,867)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

(A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
STATEMENTS OF MEMBER'S EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)
Balance at June 24, 2010 (inception)	$—	$—	$—
Net loss	(9,869)	—	(9,869)
Balance at December 31, 2010	(9,869)	—	(9,869)
Net loss	(36,511)	—	(36,511)
Balance at December 31, 2011	(46,380)	—	(46,380)
Contributions from Cheniere Partners	1,623,849	—	1,623,849
Non-cash contributions from Cheniere Partners	2,167	—	2,167
Interest rate cash flow hedges	—	(27,240)	(27,240)
Net loss	(85,157)	—	(85,157)
Balance at December 31, 2012	1,494,479	(27,240)	1,467,239
Contributions from Cheniere Partners	338,276	—	338,276
Interest rate cash flow hedges	—	27,240	27,240
Net loss	(194,490)	—	(194,490)
Balance at December 31, 2013	1,638,265	—	1,638,265
Contributions from Cheniere Partners	4,621	—	4,621
Non-cash contributions to limited partner	(745)	—	(745)
Net loss	(59,840)	—	(59,840)
Balance at March 31, 2014	$1,582,301	$—	$1,582,301

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

(A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			June 24, 2010
	Three Months Ended		(Inception)
	March 31,		Through
	2014	2013	March 31, 2014
Cash flows from operating activities
Net loss	$(59,840)	$(33,861)	$(385,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	19,292	10,512	261,121
Depreciation	92	38	431
Non-cash terminal use agreement maintenance expense	—	—	36,343
Non-cash derivative (gain) loss	32,988	18,370	(51,358)
Loss on extinguishment of debt	—	—	131,576
Other	—	—	2,704
Changes in operating assets and liabilities:
Accounts payable	—	905	20
Accrued liabilities	(4)	(619)	(58)
Due to affiliates	3,406	5,749	17,568
Advances to affiliate	4,652	(1,366)	(4,779)
Prepaid expenses and other	(387)	272	(51,120)
Other—affiliates	(199)	—	(199)
Net cash used in operating activities	—	—	(43,618)

Cash flows from investing activities
Property, plant and equipment	(726,711)	(462,686)	(4,923,116)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	736,726	463,476	4,943,493
Advances under long-term contracts and other	(10,015)	(790)	(20,588)
Net cash used in investing activities	—	—	(211)

Cash flows from financing activities
Proceeds from Senior Notes	—	1,500,000	4,012,500
Proceeds from 2013 Liquefaction Credit Facilities	—	—	100,000
Contributions from Cheniere Partners	4,621	325,435	1,966,746
Use of (investment in) restricted cash and cash equivalents	9,336	(1,790,446)	(5,498,994)
Debt issuance and deferred financing costs	(13,957)	(34,986)	(536,423)
Other	—	(3)	—
Net cash provided by financing activities	—	—	43,829

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents—beginning of period	—	—	—
Cash and cash equivalents—end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of Sabine Pass Liquefaction, LLC have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, results of operations or cash flows. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

We are a development stage company formed on June 24, 2010 by Cheniere Energy Partners, L.P. ("Cheniere Partners") to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the "Liquefaction Project") at the Sabine Pass liquefied natural gas ("LNG") terminal (the "Sabine Pass LNG terminal") adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG, L.P. ("Sabine Pass LNG"). Cheniere Partners is a publicly traded limited partnership (NYSE MKT: CQP) that is an indirect 49.2% owned subsidiary of Cheniere Energy, Inc. ("Cheniere"), a Houston-based energy company primarily engaged in LNG-related businesses (NYSE MKT: LNG). We and Sabine Pass LNG are each indirect wholly owned subsidiaries of Cheniere Energy Investments, LLC ("Cheniere Investments"), which is a wholly owned subsidiary of Cheniere Partners.

We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 mtpa of LNG. Operations to date have been devoted to pre-construction and construction activities of the Liquefaction Project. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ultimate profitability will depend on, among other factors, obtaining financing, and completion of construction and commencement of commercial operations of the Liquefaction Project. As of March 31, 2014, we had a cumulative net loss of $385.9 million. In addition, Cheniere Partners has committed to provide financing necessary to financially support us. No owner of Sabine Pass Liquefaction is liable for Sabine Pass Liquefaction's debts, liabilities or obligations beyond such owner's capital contribution.

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

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Statements of Operations, is able to be included in the federal income tax return of Cheniere Partners. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

In July 2012, we entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"). During 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the "2021 Senior Notes"), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the "2022 Senior Notes") and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Senior Notes" and collectively with the 2021 Senior Notes and the 2022 Senior Notes, the "Senior Notes"). Also during 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. See Note 5—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, we are required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of our cash and cash equivalents are shown as restricted cash and cash equivalents on our Balance Sheets. As of March 31, 2014 and December 31, 2013, we classified $96.9 million and $192.1 million, respectively, as current restricted cash and cash equivalents for the payment of current liabilities related to the Liquefaction Project and $197.5 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents for future Liquefaction Project construction costs.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$6,394	$98
LNG terminal construction-in-process	5,030,780	4,412,077
Accumulated depreciation	(3)	—
Total LNG terminal costs, net	5,037,171	4,412,175

Fixed assets
Vehicles	677	309
Machinery and equipment	301	301
Other	136	135
Accumulated depreciation	(429)	(340)
Total fixed assets, net	685	405
Property, plant and equipment, net	$5,037,856	$4,412,580

In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project. For the three months ended March 31, 2014 and 2013 and for the period from June 24, 2010 (date of inception) through March 31, 2014, we capitalized $74.0 million, $35.3 million, and $292.7 million of interest expense related to the construction of Trains 1 through 4 of the Liquefaction Project, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—ACCRUED LIABILITIES

As of March 31, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Interest and related debt fees	$48,587	$65,153
LNG liquefaction costs	7,991	79,422
Total accrued liabilities	56,578	144,575

Accrued liabilities—affiliate	18,833	25,559

Total accrued liabilities (including affiliate)	$75,411	$170,134

NOTE 5—LONG-TERM DEBT

As of March 31, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Long-term debt
2021 Senior Notes	$2,000,000	$2,000,000
2022 Senior Notes	1,000,000	1,000,000
2023 Senior Notes	1,000,000	1,000,000
2013 Liquefaction Credit Facilities	100,000	100,000
Total long-term, debt	4,100,000	4,100,000

Long-term debt premium
2021 Senior Notes	11,222	11,562
Total long-term debt, net of premium	$4,111,222	$4,111,562

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

The terms of the Senior Notes are governed by a common indenture (the "Indenture"). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our membership interests and substantially all of our assets. We may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; or January 15, 2023, with respect to the 2023 Senior Notes, we may redeem all or part of the Senior Notes at a

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also at any time on or after November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; or January 15, 2023, with respect to the 2023 Senior Notes, redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Senior Notes, we also entered into a registration rights agreement (the "2022 Liquefaction Registration Rights Agreement"). Under the 2022 Liquefaction Registration Rights Agreement, we have agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission ("SEC") and cause to become effective a registration statement relating to an offer to exchange the 2022 Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2022 Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after November 25, 2013.  Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the Senior Notes.  If we fail to satisfy this obligation, we may be required to pay additional interest to holders of the 2022 Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, we entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. We made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

We had $4.9 billion of available commitments under the 2013 Liquefaction Credit Facilities as of both March 31, 2014 and December 31, 2013 as a result of our initial $100.0 million borrowing and the termination of approximately $885 million of commitments in connection with the issuance of the 2022 Senior Notes in November 2013 as described below.
Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at our election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25%, after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required us to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
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

Under the terms of the 2013 Liquefaction Credit Facilities, we are required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. See Note 6—"Financial Instruments".

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In November 2013, we issued the 2022 Senior Notes, and a portion of the available commitments pursuant to the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Senior Notes are pari passu in right of payment with all of our existing and future senior debt. As a result of our issuance of the 2022 Notes in November 2013, we have terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

2012 Liquefaction Credit Facility

In July 2012, we entered into the 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Liquefaction Project. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and LIBOR plus 3.75% during operations. We were also required to pay commitment fees on the undrawn amount. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Under the terms of the 2012 Liquefaction Credit Facility, we were required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. See Note 6—"Financial Instruments".

NOTE 6—FINANCIAL INSTRUMENTS

Derivative Instruments

Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, has entered into certain financial derivatives, on our behalf, to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), and we have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives").

The following table (in thousands) shows the fair value of our LNG Inventory Derivatives and Interest Rate Derivatives that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$33	$—	$33	$—	$(156)	$—	$(156)
Interest Rate Derivatives asset	—	51,626	—	51,626	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

LNG Inventory Derivatives

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value. The changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. Collateral of zero and $0.2 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2014 and December 31, 2013, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$33	$(156)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three months ended March 31, 2014 and 2013 and for the period from June 24, 2010 (date of inception) through March 31, 2014:

			Period from June 24, 2010 (Date of Inception) Through March 31, 2014
	Three Months Ended March 31,
	2014	2013
LNG Inventory Derivatives gain (loss)	$(435)	$(292)	$41

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

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and, in particular, the Senior Notes described in Note 5—"Long-Term Debt".

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

In June 2013, we concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and our intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income ("AOCI") pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the reclassification of unrealized losses from AOCI into income and the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Statements of Operations.

At March 31, 2014, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount		Maximum Notional Amount		Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0	million	$2.9	billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—		$671.0	million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$71,170	$98,123
Interest Rate Derivatives - Not Designated	Derivative liabilities	(19,544)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in other comprehensive income ("OCI") and AOCI for the three months ended March 31, 2014 and 2013 and for the period from June 24, 2010 (date of inception) through March 31, 2014:

	Gain (Loss) in Other Comprehensive Income	Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)	Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
March 31, 2014
Interest Rate Derivatives - De-designated	$—	$—	$—
Interest Rate Derivatives - Settlements	—	—	—

March 31, 2013
Interest Rate Derivatives - Designated	21,297	—	—
Interest Rate Derivatives - De-designated	—	—	—
Interest Rate Derivatives - Settlements	(30)	—	—

Period from June 24, 2010 (Date of Inception) Through March 31, 2014
Interest Rate Derivatives - Designated	7	—	—
Interest Rate Derivatives - De-designated	(5,814)	—	(5,807)
Interest Rate Derivatives - Settlements	(166)	—	(166)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Statements of Operations during the three months ended March 31, 2014 and 2013 and for the period from June 24, 2010 (date of inception) through March 31, 2014:

			Period from June 24, 2010 (Date of Inception) Through March 31, 2014
	Three Months Ended March 31,
	2014	2013
Interest Rate Derivatives - Not Designated gain (loss)	$(34,479)	$(17,983)	$54,796

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2014:
LNG Inventory Derivatives	$33	$7	$26	$—	$—	$26
Interest Rate Derivatives - Not Designated	71,170	—	71,170	—	—	71,170
Interest Rate Derivatives - Not Designated	(19,544)	—	(19,544)	—	—	(19,544)
As of December 31, 2013:
LNG Inventory Derivatives	(156)	(156)	—	—	—	—
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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

The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	March 31, 2014			December 31, 2013
	Carrying Amount		Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes (1)	$2,011,222		$2,079,101	$2,011,562	$1,961,273
2022 Senior Notes (1)	1,000,000	—	1,042,500	1,000,000	982,500
2023 Senior Notes (1)	1,000,000		997,500	1,000,000	935,000
2013 Liquefaction Credit Facilities (2)	100,000		100,000	100,000	100,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2014 and December 31, 2013, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and we have the ability to call this debt at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreements

During the three months ended March 31, 2014 and 2013 and the period from June 24, 2010 (date of inception) through March 31, 2014, we recorded general and administrative expense—affiliate of 19.9 million, $13.5 million and $146.1 million, respectively, under the following service agreements:

Sabine Pass Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the "Liquefaction O&M Agreement") with Cheniere Investments pursuant to which we receive all of the necessary services required to construct, operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the liquefaction facilities are operational, we will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.
Sabine Liquefaction MSA

We have entered into a management services agreement (the "Liquefaction MSA") with a wholly owned subsidiary of Cheniere pursuant to which such subsidiary manages the construction and operation of the liquefaction facilities, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the liquefaction facilities. We pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 for services with respect to such Train.

Terminal Use Agreements

We have entered into a terminal use agreement ("TUA") with Sabine Pass LNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250.0 million per year, continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and Sabine Pass LNG also entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG.  Cheniere Investments' right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments' percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to Sabine Pass LNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

capacity at the Sabine Pass LNG terminal. During the three months ended March 31, 2014 and 2013, we recorded credits of $0.2 million and $0.3 million, respectively, and during the period from June 24, 2010 (date of inception) through March 31, 2014, we recorded $36.4 million as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing Sale and Purchase Agreement ("SPA")

Cheniere Marketing has entered into an SPA with us (the "Cheniere Marketing SPA") to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. We have the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing, and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass LNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. During the three months ended March 31, 2014 and 2013 and the period from June 24, 2010 (date of inception) through March 31, 2014, we recorded $0.1 million, $0.1 million, and $0.9 million, respectively, of sublease expense as general and administrative expense—affiliate on our Statements of Operations.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

			Period from
			June 24, 2010
			(Inception)
	Three Months Ended March 31,		Through
	2014	2013	March 31, 2014
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliates)	$59,245	$176,488	$59,245
Cash paid during the year for interest, net of amounts capitalized	16,567	—	16,567

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

•
statements relating to the construction of our Trains, including statements concerning the engagement of any engineering, procurement and construction ("EPC") contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31,

2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, references to "Sabine Pass Liquefaction," "we," "us," "Company" and "our" refer to Sabine Pass Liquefaction.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes in "Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Event

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

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

Overview of Significant Event

In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the "Senior LC Agreement") that we intend to use for the issuance of letters of credit on our behalf for certain working capital requirements related to the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, we had zero cash and cash equivalents and $294.4 million of current and non-current restricted cash and cash equivalents.

Liquefaction Facilities

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013.

We have received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Trains 1 through 4. We have also filed an application with the FERC for the approval to construct Trains 5 and 6. The Department of Energy (the "DOE") has granted us an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement ("FTA") countries providing for national treatment for trade in natural gas for a 20-year term.

As of March 31, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 63% and 27%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing, LLC ("Cheniere Marketing") has entered into an SPA with us to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. We have the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

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

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel"). We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 and 2 (the "EPC Contract (Trains 1 and 2)") and Trains 3 and 4 (the "EPC Contract (Trains 3 and 4)") under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order or we agree with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through March 31, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner's costs and contingencies.

Terminal Use Agreement

In July 2012, Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, assigned to us a terminal use agreement ("TUA") with Sabine Pass LNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity, and we are obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. Sabine Pass LNG has no obligation to provide us with certain services such as (i) harbor, mooring and escort services for LNG vessels, including the provision of tugboats, (ii) the transportation of natural gas downstream from the Sabine Pass LNG terminal or the construction of any pipelines to provide such transportation or (iii) the marketing of natural gas. We also entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG.  Cheniere Investments' right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments' percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 4 will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below), we will have adequate financial resources available to complete Trains 1 through 4 and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Senior Secured Notes

As of March 31, 2014, we had three series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Senior Notes");

•	$1.0 billion of 6.250% Senior Secured Notes due 2022 (the "2022 Senior Notes"); and

•	$1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Senior Notes") (collectively with the 2021 Senior Notes and the 2022 Senior Notes, the "Senior Notes").
Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets.

At any time prior to November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; or January 15, 2023, with respect to the 2023 Senior Notes, we may redeem all or part of the Senior Notes at a redemption price equal to the "make-whole" price set forth in the common indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also at any time on or after November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; or January 15, 2023, with respect to the 2023 Senior Notes, redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the common indenture governing the Senior Notes, we may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the 2013 Liquefaction Credit Facilities described below.

2013 Liquefaction Credit Facilities

We have four credit facilities with available commitments aggregating $4.9 billion ("2013 Liquefaction Credit Facilities"), which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at our election, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require us to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

Senior LC Agreement

We have entered into the Senior LC Agreement which we intend to use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project.  We will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2014 and 2013 and the period from June 24, 2010 (date of inception) through March 31, 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,		Period from June 24, 2010 (Date of Inception) Through March 31, 2014
	2014	2013
Sources of cash and cash equivalents
Uses of restricted cash and cash equivalents	$746,062	$463,476	$4,943,493
Contributions from Cheniere Partners	4,621	325,435	1,966,746
Proceeds from debt issuances and credit facilities	—	1,500,000	4,112,500
Total sources of cash and cash equivalents	750,683	2,288,911	11,022,739
Uses of cash and cash equivalents
Property, plant and equipment, net	(726,711)	(462,686)	(4,923,116)
Debt issuance and deferred financing costs	(13,957)	(34,986)	(536,423)
Advances under long-term contracts and other	(10,015)	(790)	(20,588)
Investment in restricted cash and cash equivalents for the acquisition of property, plant and equipment	—	(1,790,446)	(5,498,994)
Operating cash flow	—	—	(43,618)
Other	—	(3)	—
Total uses of cash and cash equivalents	(750,683)	(2,288,911)	(11,022,739)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents-beginning of period	—	—	—
Cash and cash equivalents-end of period	$—	$—	$—

Uses of Restricted Cash and Cash Equivalents

In the three months ended March 31, 2014, we used $746.1 million of restricted cash and cash equivalents for investing and financing activities. This use of restricted cash and cash equivalents is primarily a result of the use of $736.7 million of restricted cash and cash equivalents primarily related to the construction of the first four Trains of the Liquefaction Project and the use of $9.3 million of restricted cash and cash equivalents primarily related to the payment of commitment fees for the 2013 Liquefaction Credit Facilities. In the three months ended March 31, 2013, we used $463.5 million in restricted cash and cash equivalents for investing activities. This use of restricted cash and cash equivalents was related to the construction of Trains 1 and 2 of the Liquefaction Project.

Contributions from Cheniere Partners

During the three months ended March 31, 2014 and 2013, we received equity contributions from Cheniere Partners in amounts totaling $4.6 million and $325.4 million, respectively. The decrease in equity contributions is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements in the three months ended March 31, 2014.

Proceeds from Debt Issuances and Credit Facilities and Debt Issuance and Deferred Financing Costs

In February 2013, we issued an aggregate principal amount of $1.5 billion, before premium, of the 2021 Senior Notes. Net proceeds from this offering are being used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. Debt issuance costs in the three months ended March 31, 2013 related to up-front fees paid upon the closing of the 2021 Senior Notes. Debt issuance costs in the three months ended March 31, 2014 related primarily to the payment of commitment fees for the 2013 Liquefaction Credit Facilities.

Property, Plant and Equipment, Net

LNG terminal costs, net primarily related to the construction of Trains 1 through 4 of the Liquefaction Project. In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project.

Investment in Restricted Cash and Cash Equivalents

In the three months ended March 31, 2013, we invested $1,790.4 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2021 Senior Notes and from contributions from Cheniere Partners.

Results of Operations

We are a development stage company, currently in the construction phase, and no operating revenues have been recorded to date.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Our net loss increased $25.9 million, from $33.9 million in the three months ended March 31, 2013, to $59.8 million in the three months ended March 31, 2014. The increase in net loss was primarily a result of increased derivative loss, net, and increased general and administrative expense (including affiliate). Derivative loss increased $16.6 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Our general and administrative expense (including affiliate) increased $6.9 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of increased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no "off-balance sheet arrangements" that may have a current or future material effect on our financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

There are currently no new accounting standards that have been issued that will have a significant impact on our financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives that are sensitive to changes in natural gas prices and interest rates as of March 31, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
LNG Inventory Derivatives	Fixed price natural gas swaps	181,125	$4.371 - $4.538	May 2014	$33	$3
Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of March 31, 2014:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$3.6 billion	1.99	May 2020	$51,626	$30,090

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2014 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control ("OFAC").

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 1, 2014