Form 10-Q
period 2014-06-30
Sabine Pass Liquefaction, LLC
filed 2014-07-31
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(713) 375-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:    Not applicable

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	312,420	192,144
Accounts receivable—affiliate	1,623	1,167
Advances to affiliate	322	9,430
Prepaid expenses and other	4,802	4,390
Other—affiliate	—	121
Total current assets	319,167	207,252

Non-current restricted cash and cash equivalents	1,752,309	867,590
Property, plant and equipment, net	5,812,008	4,412,580
Debt issuance costs, net	244,273	296,040
Non-current derivative assets	20,236	98,123
Other	56,647	60,387
Total assets	$8,204,640	$5,941,972

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$25,041	$8,067
Accrued liabilities	253,247	144,575
Due to affiliates	21,026	26,019
Derivative liabilities	13,106	13,484
Total current liabilities	312,420	192,145

Long-term debt, net	6,518,302	4,111,562

Commitments and contingencies

Member’s equity	1,373,918	1,638,265
Total liabilities and member’s equity	$8,204,640	$5,941,972

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—

Expenses
Development expense	3,792	1,040	7,288	2,102
Development expense—affiliate	242	510	394	877
General and administrative expense	1,823	674	3,346	1,680
General and administrative expense—affiliate	15,462	24,316	35,429	37,923
Terminal use agreement maintenance expense, net	14,906	13,168	14,433	12,902
Terminal use agreement maintenance expense—affiliate	106	—	337	—
Depreciation expense	269	48	361	86
Operating and maintenance expense	2,035	—	2,035	—
Operating and maintenance expense—affiliate	5	—	5	—
Total expenses	38,640	39,756	63,628	55,570

Loss from operations	(38,640)	(39,756)	(63,628)	(55,570)

Other income (expense)
Interest expense, net	—	(12,239)	—	(12,239)
Loss on early extinguishment of debt	(114,335)	(80,510)	(114,335)	(80,510)
Derivative gain (loss), net	(60,255)	95,973	(95,178)	77,696
Other income (expense)	(247)	347	(176)	577
Total other income (expense)	(174,837)	3,571	(209,689)	(14,476)

Net loss	$(213,477)	$(36,185)	$(273,317)	$(70,046)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(213,477)	$(36,185)	$(273,317)	$(70,046)
Other comprehensive income
Loss on settlements of interest rate cash flow hedges retained in other comprehensive income	—	—	—	(30)
Change in fair value of interest rate cash flow hedges	—	—	—	21,297
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	5,973	—	5,973
Total other comprehensive income	—	5,973	—	27,240
Comprehensive loss	$(213,477)	$(30,212)	$(273,317)	$(42,806)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance at December 31, 2013	$1,638,265	$—	$1,638,265
Contributions from Cheniere Partners	9,715	—	9,715
Non-cash contributions to limited partner	(745)	—	(745)
Net loss	(273,317)	—	(273,317)
Balance at June 30, 2014	$1,373,918	$—	$1,373,918

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(273,317)	$(70,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	71,977	42,230
Depreciation	361	86
Non-cash terminal use agreement maintenance expense	14,978	13,599
Total (gains) losses on derivatives, net	95,178	(77,759)
Net cash from settlement of derivative instruments	(17,864)	38
Loss on extinguishment of debt	114,335	80,510
Changes in operating assets and liabilities:
LNG inventory	(14,142)	—
Accounts payable	1,758	79
Accrued liabilities	229	4,635
Due to affiliates	1,484	10,255
Advances to affiliate	9,108	(2,660)
Prepaid expenses and other	(3,750)	130
Other—affiliates	(335)	(1,097)
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment	(1,257,563)	(1,251,354)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,255,046	1,252,596
Other	2,517	(1,242)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,584,500	3,112,500
Repayments of long-term debt	(177,000)	(100,000)
Contributions from Cheniere Partners	9,715	328,266
Use of (investment in) restricted cash and cash equivalents	(2,332,018)	(3,113,224)
Debt issuance and deferred financing costs	(85,197)	(227,542)
Net cash provided (used in) by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of Sabine Pass Liquefaction, LLC have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, results of operations or cash flows.

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Statements of Operations, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In June 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. Prior to our adoption of this guidance, we were a development stage entity because we devote substantially all of our efforts to establishing a new natural gas liquefaction business and for which planned principal operations have not commenced. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows other than the removal of inception-to-date information about income statement line items, cash flows, and equity transactions.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

In July 2012, we entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”). During 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”), which amended and restated the 2012 Liquefaction Credit Facility. See Note 5—“Long-Term Debt.” Under the terms and conditions of the 2012 Liquefaction Credit Facility we were required, and under the 2013 Liquefaction Credit Facilities we are required, to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of our cash and cash equivalents are shown as restricted cash and cash equivalents on our Balance Sheets.

During 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”). During 2014, we issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes and the 2023 Senior Notes, the “Senior Notes”), and additional 2023 Senior Notes (the “Additional 2023 Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium.

As of June 30, 2014 and December 31, 2013, we classified $312.4 million and $192.1 million, respectively, as current restricted cash and cash equivalents for the payment of current liabilities related to the natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) and $1,752.3 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents for future Liquefaction Project construction costs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$12,821	$98
LNG terminal construction-in-process	5,796,520	4,412,077
Accumulated depreciation	(4)	—
Total LNG terminal costs, net	5,809,337	4,412,175

Fixed assets
Vehicles	835	309
Machinery and equipment	301	301
Other	2,232	135
Accumulated depreciation	(697)	(340)
Total fixed assets, net	2,671	405
Property, plant and equipment, net	$5,812,008	$4,412,580

NOTE 4—ACCRUED LIABILITIES

As of June 30, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Interest and related debt fees	$96,854	$65,153
LNG liquefaction costs	156,393	79,422
Total accrued liabilities	253,247	144,575

Accrued liabilities—affiliate	20,996	25,559
Total accrued liabilities (including affiliate)	$274,243	$170,134

NOTE 5—LONG-TERM DEBT

As of June 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Long-term debt
2021 Senior Notes	$2,000,000	$2,000,000
2022 Senior Notes	1,000,000	1,000,000
2023 Senior Notes	1,500,000	1,000,000
2024 Senior Notes	2,000,000	—
2013 Liquefaction Credit Facilities	—	100,000
Total long-term, debt	6,500,000	4,100,000

Long-term debt premium
2021 Senior Notes	10,879	11,562
2023 Senior Notes	7,423	—
Total long-term debt, net	$6,518,302	$4,111,562

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

For the three months ended June 30, 2014 and 2013, we incurred $95.2 million and $59.4 million of total interest cost, respectively, of which we capitalized and deferred $95.2 million and $47.1 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred $178.7 million and $94.7 million of total interest cost, respectively, of which we capitalized and deferred $178.7 million and $82.5 million, respectively, of interest expense related to the construction of natural gas liquefaction trains (“Trains”) 1 through 4 of the Liquefaction Project.

Senior Notes

In February 2013 and April 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Senior Notes. In April 2013 and May 2014, we issued an aggregate principal amount of $1.5 billion, before premium, of the 2023 Senior Notes. Borrowings under the 2021 Senior Notes and 2023 Senior Notes bear interest at a fixed rate of 5.625%. In November 2013, we issued an aggregate principal amount of $1.0 billion of the 2022 Senior Notes. Borrowings under the 2022 Senior Notes bear interest at a fixed rate of 6.25%. In May 2014, we issued an aggregate principal amount of $2.0 billion of the 2024 Senior Notes. Borrowings under the 2024 Senior Notes bear interest at a fixed rate of 5.75%. Interest on the Senior Notes is payable semi-annually in arrears.

The terms of the Senior Notes are governed by a common indenture (the “Indenture”). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our membership interests and substantially all of our assets. We may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; January 15, 2023, with respect to the 2023 Senior Notes; or February 15, 2024, with respect to the 2024 Senior Notes; we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also at any time on or after November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; January 15, 2023, with respect to the 2023 Senior Notes; or February 15, 2024, with respect to the 2024 Senior Notes, redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes, we entered into registration rights agreements (the “Liquefaction Registration Rights Agreements”). Under the Liquefaction Registration Rights Agreements, we have agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective registration statements relating to offers to exchange the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes for like aggregate principal amounts of SEC-registered notes with terms identical in all material respects to the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate), respectively, within 360 days after November 25, 2013 and May 20, 2014, as applicable. Under specified circumstances, we may be required to file shelf registration statements to cover resales of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes under certain circumstances.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2013 Liquefaction Credit Facilities

In May 2013, we entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. We made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent, and in May 2014, we repaid our borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes. As of June 30, 2014 and December 31, 2013, we had $2.7 billion and $4.9 billion, respectively, of available commitments under the 2013 Liquefaction Credit Facilities.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at our election, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25%, after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required us to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.

Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by us is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for any subsequent borrowings, as well as customary affirmative and negative covenants. Our obligations under the 2013 Liquefaction Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, we are required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. See Note 6—“Financial Instruments.”

In November 2013, we issued the 2022 Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Senior Notes are pari passu in right of payment with all of our existing and future senior debt. In conjunction with our issuance of the 2022 Notes in November 2013, we have terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

In May 2014, we issued the 2024 Senior Notes and the Additional 2023 Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $2.5 billion were used to repay our outstanding indebtedness under the 2013 Liquefaction Credit Facilities, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2024 Senior Notes are pari passu in right of payment with all of our existing and future senior debt. As a result of our issuance of the 2024 Senior Notes and the Additional 2023 Senior Notes in May 2014, we terminated approximately $2.1 billion of commitments under the

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $114.3 million in May 2014.

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

Under the terms of the 2012 Liquefaction Credit Facility, we were required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. See Note 6—“Financial Instruments.”

In February 2013, we issued the 2021 Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments under the 2012 Liquefaction Credit Facility were suspended. In April 2013, we issued an aggregate principal amount of $500.0 million of additional 2021 Senior Notes and $1.0 billion of 2023 Senior Notes. In conjunction with these issuances, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of $80.5 million in the three and six months ended June 30, 2013.

Sabine Pass Liquefaction LC Agreement

In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) that we intend to use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project. We will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of June 30, 2014, we had issued letters of credit in an aggregate amount of $3.8 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.
NOTE 6—FINANCIAL INSTRUMENTS

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), has entered into the following derivative instruments, on our behalf, that are reported at fair value:

•	to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).
In addition, we have entered into commodity derivative forwards consisting of long-term natural gas purchase agreements to secure feed gas for the Liquefaction Project (“Term Gas Supply Derivatives”).

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$99	$—	$99	$—	$(156)	$—	$(156)
Term Gas Supply Derivatives	—	—	—	—	—	—	—	—
Interest Rate Derivatives asset	—	7,130	—	7,130	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of our Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. Internal fair value models for our index-priced Term Gas Supply Derivatives that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models for our index-priced Term Gas Supply Derivatives also include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

LNG Inventory Derivatives

We recognize all commodity derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value. The changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. We had a collateral call of $0.1 million and a collateral deposit of $0.2 million for such contracts, which has not been reflected in the derivative fair value tables, included in the other current assets balance as of June 30, 2014 and December 31, 2013, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$99	$(156)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain (loss)	$(133)	$776	$(577)	$776

Commodity Derivative Forwards Consisting of Long-term Natural Gas Purchase Agreements

During the second quarter of 2014, we began to enter into index-based physical natural gas supply contracts to secure feed gas for the Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize all long-term natural gas purchase agreements that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For our long-term natural gas purchase agreements in which we have not elected the normal purchase normal sale exemption, changes in fair value are reported in earnings. For long-term natural gas purchase agreements in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Statements of Operations until the period of delivery.

As of June 30, 2014, we estimated the fair value of our Term Gas Supply Derivatives to be zero due to the inactive and unobservable physical locations at which we are receiving the gas as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. During the three and six months ended June 30, 2014, there were no settlements or changes in the fair value of our Term Gas Supply Derivatives recorded in operating and maintenance expense on our Statements of Operations. As of June 30, 2014, the forward notional natural gas buy position of our Term Gas Supply Derivatives, excluding those derivatives that qualified for the normal purchase normal sales exception, was approximately 1,887,000,000 MMBtu.
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

We designated the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value and reflected changes in fair value through other comprehensive income in our Statements of Comprehensive Loss.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and, in particular, the Senior Notes described in Note 5—“Long-Term Debt.” As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within our Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within our Statements of Operations.

In June 2013, we concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and our intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income (“AOCI”) pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the reclassification of unrealized losses from AOCI into income and the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Statements of Operations.

In May 2014, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $9.3 million within our Statements of Operations in conjunction with the termination of approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities as discussed in Note 5—“Long-Term Debt.”

At June 30, 2014, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.5 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$20,236	$98,123
Interest Rate Derivatives - Not Designated	Derivative liabilities	(13,106)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income (“OCI”) and AOCI during the three months ended June 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$—	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	—	—	—	—	(167)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI during the six months ended June 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	(167)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Statements of Operations during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Rate Derivatives - Not Designated	$(60,122)	$101,263	$(94,601)	$83,279

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2014:
LNG Inventory Derivatives	$99	$59	$40	$—	$—	$40
Term Gas Supply Derivatives	20,236	—	20,236	—	—	20,236
Interest Rate Derivatives - Not Designated	(13,106)	—	(13,106)	—	—	(13,106)
As of December 31, 2013:
LNG Inventory Derivatives	(156)	(156)	—	—	—	—
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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

The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes, net of premium (1)	$2,010,879	$2,126,504	$2,011,562	$1,961,273
2022 Senior Notes (1)	1,000,000	1,087,500	1,000,000	982,500
2023 Senior Notes, net of premium (1)	1,507,423	1,571,489	1,000,000	935,000
2024 Senior Notes (1)	2,000,000	2,085,000	—	—
2013 Liquefaction Credit Facilities (2)	—	—	100,000	100,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2014 and December 31, 2013, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and we have the ability to call this debt at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreements

We recorded general and administrative expense—affiliate of $15.4 million and $24.2 million during the three months ended June 30, 2014 and 2013, respectively, and $35.2 million and $37.7 million during the six months ended June 30, 2014 and 2013, respectively, under the services agreements listed below.

Sabine Pass Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the liquefaction facilities. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. Before the liquefaction facilities are operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the liquefaction facilities are operational, the services include all necessary services required to operate and maintain the liquefaction facilities. Before the liquefaction facilities are operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the liquefaction facilities are operational, we will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the consolidated action (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues is expected to be completed on August 1, 2014.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the Liquefaction O&M Agreement. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter. Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Liquefaction MSA

We have entered into a management services agreement with a wholly owned subsidiary of Cheniere pursuant to which such subsidiary manages the construction and operation of the liquefaction facilities, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the liquefaction facilities. We pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 for services with respect to such Train.

Terminal Use Agreements

We have entered into a terminal use agreement (“TUA”) with Sabine Pass LNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250.0 million per year, continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and Sabine Pass LNG also entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG.  Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to Sabine Pass LNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. During the three months ended June 30, 2014 and 2013, we recorded $15.0 million and $13.2 million, respectively, and during the six months ended June 30, 2014 and 2013, we recorded $14.8 million and $12.9 million, respectively, as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing Sale and Purchase Agreement (“SPA”)

Cheniere Marketing has entered into a sale and purchase agreement with us (the “Cheniere Marketing SPA”) to purchase, at its option, up to 104,000,000 MMBtu/yr of LNG from us. We have the right each year during the term of the Cheniere Marketing SPA to reduce the annual contract quantity based on our assessment of how much LNG we can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass LNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recorded $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for each of the three months ended June 30, 2014 and 2013 and $0.2 million for each of the six months ended June 30, 2014 and 2013.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliates)	$276,788	$448,926

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements”. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements that we expect to commence or complete construction of our natural gas liquefaction trains (“Trains”), or any portions thereof, by certain dates, or at all;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas (“LNG”) exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of our Trains, including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any LNG sale and purchase agreement (“SPA”) or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total liquefaction capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

•	statements regarding our planned construction of additional Trains, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, references to “Sabine Pass Liquefaction,” “we,” “us,” “Company” and “our” refer to Sabine Pass Liquefaction, LLC.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes in “Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We were formed by Cheniere Energy Partners, L.P. (“Cheniere Partners”) in 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG, L.P. (“Sabine Pass LNG”). We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2014 and through the filing date of this Form 10-Q include the following:

•
In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) that we are using for the issuance of letters of credit on our behalf for certain working capital requirements related to the Liquefaction Project.

•
In May 2014, we issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) and $0.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”). Net proceeds from the offering of approximately $2.5 billion were used to repay our outstanding indebtedness under the 2013 Liquefaction Credit Facilities described below, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2014, we had zero cash and cash equivalents and $2.1 billion of current and non-current restricted cash and cash equivalents.

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

We have received authorization from the Federal Energy Regulatory Commission (the “FERC”) to site, construct and operate Trains 1 through 4. We have also filed an application with the FERC for the approval to site, construct and operate Trains 5 and 6. The Department of Energy (the “DOE”) has granted us an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement countries providing for national treatment for trade in natural gas for a 20-year term.

As of June 30, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 69% and 36%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing has entered into an SPA with us to purchase, at its option, up to 104,000,000 MMBtu/yr of LNG from us. We have the right each year during the term of this SPA to reduce the annual contract quantity based on our assessment of how much LNG we can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Natural Gas Transportation and Supply

For our feed gas transportation requirements, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with Cheniere Creole Trail Pipeline, L.P., a wholly owned subsidiary of Cheniere Partners, and other third party pipeline companies. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties and will continue to enter into such agreements in order to secure feed gas for the Liquefaction Project.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”). We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 and 2 (the “EPC Contract (Trains 1 and 2)”) and Trains 3 and 4 (the “EPC Contract (Trains 3 and 4)”) under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through June 30, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Terminal Use Agreement

In July 2012, Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Partners, assigned to us a terminal use agreement (“TUA”) with Sabine Pass LNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity, and we are obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. Sabine Pass LNG has no obligation to provide us with certain services such as (i) harbor, mooring and escort services for LNG vessels, including the provision of tugboats, (ii) the transportation of natural gas downstream from the Sabine Pass LNG terminal or the construction of any pipelines to provide such transportation or (iii) the marketing of natural gas. We also entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG.  Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 4 will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow from the Liquefaction Project by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Senior Secured Notes

As of June 30, 2014, we had four series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”);

•	$1.0 billion of 6.250% Senior Secured Notes due 2022 (the “2022 Senior Notes”; collectively with the 2021 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes, the “Senior Notes”);

•	$1.5 billion of the 2023 Senior Notes; and

•	$2.0 billion of the 2024 Senior Notes.

Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets.

At any time prior to November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; January 15, 2023, with respect to the 2023 Senior Notes; or February 15, 2024, with respect to the 2024 Notes, we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also at any time on or after November 1, 2020, with respect to the 2021 Senior Notes; December 15, 2021, with respect to the 2022 Senior Notes; January 15, 2023, with respect to the 2023 Senior Notes; or February 15, 2024, with respect to the 2024 Notes, redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the common indenture governing the Senior Notes, we may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2013 Liquefaction Credit Facilities and the Senior LC Agreement described below.

2013 Liquefaction Credit Facilities

In May 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). In conjunction with our issuance of the 2024 Senior Notes and the additional issuance of the 2023 Senior Notes (the “Additional 2023 Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium, in May 2014, we have terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. As a result, we have available commitments aggregating $2.7 billion under the 2013 Liquefaction Credit Facilities, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at our election, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require us to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

2012 Liquefaction Credit Facility

In July 2012, we entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”), which was available to us in four tranches solely to fund the Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of Cheniere Partners’ total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. We were also required to pay commitment fees on the undrawn amount. The 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Senior LC Agreement

We have entered into the Senior LC Agreement which we intend to use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project.  We will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of June 30, 2014, we had issued letters of credit in an aggregate amount of $3.8 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2014	2013
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,584,500	$3,112,500
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,255,046	1,252,596
Contributions from Cheniere Partners	9,715	328,266
Other	2,517	—
Total sources of cash and cash equivalents	3,851,778	4,693,362
Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(2,332,018)	(3,113,224)
Property, plant and equipment, net	(1,257,563)	(1,251,354)
Repayments of long-term debt	(177,000)	(100,000)
Debt issuance and deferred financing costs	(85,197)	(227,542)
Other	—	(1,242)
Total uses of cash and cash equivalents	(3,851,778)	(4,693,362)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayment of Long-Term Debt

In May 2014, we issued the 2024 Senior Notes and the Additional 2023 Senior Notes for total net proceeds of approximately $2.5 billion. Debt issuance costs in the six months ended June 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

In February 2013 and April 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Senior Notes. In April 2013, we also issued $1.0 billion of the 2023 Senior Notes. Net proceeds from those offerings were used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. In June 2013, we borrowed $100.0 million under the 2013 Liquefaction Credit Facilities. Debt issuance costs in the six months ended June 30, 2013 primarily relate to up-front fees paid upon the closing of the 2021 Senior Notes and 2023 Senior Notes issued in 2013.

During the six months ended June 30, 2014, we repaid our $177.0 million of borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes. During the six months ended June 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Uses of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the six months ended June 30, 2014 and 2013, we used $1,255.0 million and $1,252.6 million, respectively, of restricted cash and cash equivalents to fund $1,257.6 million and $1,251.4 million, respectively, of construction costs for Trains 1 through 4 of the Liquefaction Project.  Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Liquefaction Project have been recorded as construction-in-process since those dates.

Contributions from Cheniere Partners

During the six months ended June 30, 2014 and 2013, we received equity contributions from Cheniere Partners in amounts totaling $9.7 million and $328.3 million, respectively. The decrease in equity contributions is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements in the six months ended June 30, 2014.

Investment in Restricted Cash and Cash Equivalents

In the six months ended June 30, 2014, we invested $2,332.0 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2024 Senior Notes and the Additional 2023 Senior Notes issued in May 2014. In the six months ended June 30, 2013, we invested $3,113.2 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2021 Senior Notes and 2023 Senior Notes issued in 2013 and from contributions from Cheniere Partners.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Our net loss increased $177.3 million, from $36.2 million in the three months ended June 30, 2013, to $213.5 million in the three months ended June 30, 2014. The increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, partially offset by decreased general and administrative expense—affiliate and decreased interest expense. Derivative loss, net increased $156.2 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of a decrease in long-term LIBOR during the three months ended June 30, 2014, as compared to an increase in long-term LIBOR during the three months ended June 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. Our general and administrative expense—affiliate decreased $8.9 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of decreased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train. Interest expense decreased from $12.2 million in the three months ended June 30, 2013 to zero in the three months ended June 30, 2014, due to interest expense incurred in the three months ended June 30, 2013 in excess of the amount that we were able to capitalize, whereas all interest incurred in the three months ended June 30, 2014 was capitalized.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Our net loss increased $203.3 million, from $70.0 million in the six months ended June 30, 2013, to $273.3 million in the six months ended June 30, 2014. The increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, partially offset by decreased interest expense. Derivative loss, net increased $172.9 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of a decrease in long-term LIBOR during the six months ended June 30, 2014, as compared to an increase in long-term LIBOR during the six months ended June 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. Interest expense decreased from $12.2 million in the six months ended June 30, 2013 to zero in the six months ended June 30, 2014 due to interest expense incurred in the six months ended June 30, 2013 in excess of the amount that we were able to capitalize, whereas all interest incurred in the six months ended June 30, 2014 was capitalized.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

In June 2014, FASB amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. Prior to our adoption of this guidance, we were a development stage entity because we devote substantially all of our efforts to establishing a new natural gas liquefaction business and for which planned principal operations have not commenced. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows other than the removal of inception-to-date information about income statement line items, cash flows, and equity transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives that are sensitive to changes in natural gas prices and interest rates as of June 30, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
LNG Inventory Derivatives	Fixed price natural gas swaps	664,000	$4.409 - $4.809	August 2014	$99	$1

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of June 30, 2014:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$2.5 billion	1.978 - 1.981	July 2019	$7,130	$17,891

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

ITEM 1A.    RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cheniere is subject to litigation which may impact the amount of operating expenses that Cheniere charged to us under certain agreements, and as a result, may impact our financial statements.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the Liquefaction O&M Agreement and the management services agreement discussed in Note 7─“Related Party Transactions” to our unaudited historical financial statements included elsewhere in this Quarterly Report on Form 10-Q. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits. As the litigation progresses, additional information could become known and we may be required to recognize additional operating expense, and that amount could be material to our financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended June 30, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.2
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.1
Senior Letter of Credit and Reimbursement Agreement, dated as of April 21, 2014, among Sabine Pass Liquefaction, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior LC Facility Administrative Agent, Société Générale, as Common Security Trustee and the lenders named therein, as Senior LC Lenders (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Current Report on Form 8-K (SEC File No. 333-192373), filed on April 25, 2014)

10.2
Registration Rights Agreement, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014

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

+
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date: July 31, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: July 31, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)