Form 10-Q
period 2014-09-30
Sabine Pass Liquefaction, LLC
filed 2014-10-30
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	312,435	192,144
Accounts receivable—affiliate	1,036	1,167
Advances to affiliate	7,819	9,430
Prepaid expenses and other	2,114	4,390
Other—affiliate	4,342	121
Total current assets	327,746	207,252

Non-current restricted cash and cash equivalents	1,050,946	867,590
Property, plant and equipment, net	6,447,511	4,412,580
Debt issuance costs, net	236,906	296,040
Non-current derivative assets	32,161	98,123
Other	66,006	60,387
Total assets	$8,161,276	$5,941,972

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$6,354	$8,067
Accrued liabilities	259,021	144,575
Due to affiliates	29,958	26,019
Derivative liabilities	17,102	13,484
Total current liabilities	312,435	192,145

Long-term debt, net	6,517,787	4,111,562

Commitments and contingencies

Member’s equity	1,331,054	1,638,265
Total liabilities and member’s equity	$8,161,276	$5,941,972

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—

Expenses
Development expense	1,383	—	8,671	2,102
Development expense—affiliate	329	—	723	877
General and administrative expense	513	889	3,859	2,569
General and administrative expense—affiliate	17,215	35,293	52,644	73,216
Terminal use agreement maintenance expense	10,064	14,406	24,497	27,308
Terminal use agreement maintenance expense—affiliate	169	205	506	205
Depreciation expense	310	49	671	134
Operating and maintenance expense	2,353	—	4,388	—
Operating and maintenance expense—affiliate	29	—	34	—
Total expenses	32,365	50,842	95,993	106,411

Loss from operations	(32,365)	(50,842)	(95,993)	(106,411)

Other income (expense)
Interest expense, net	(16,773)	—	(16,773)	(12,239)
Loss on early extinguishment of debt	—	—	(114,335)	(80,510)
Derivative gain (loss), net	5,508	(22,280)	(89,670)	55,710
Other income (expense)	71	86	(105)	660
Total other expense	(11,194)	(22,194)	(220,883)	(36,379)

Net loss	$(43,559)	$(73,036)	$(316,876)	$(142,790)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(43,559)	$(73,036)	$(316,876)	$(142,790)
Other comprehensive income
Loss on settlements of interest rate cash flow hedges retained in other comprehensive income	—	—	—	(30)
Change in fair value of interest rate cash flow hedges	—	—	—	21,297
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	—	—	5,973
Total other comprehensive income	—	—	—	27,240
Comprehensive loss	$(43,559)	$(73,036)	$(316,876)	$(115,550)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance at December 31, 2013	$1,638,265	$—	$1,638,265
Contributions from Cheniere Partners	10,410	—	10,410
Non-cash contributions to limited partner	(745)	—	(745)
Net loss	(316,876)	—	(316,876)
Balance at September 30, 2014	$1,331,054	$—	$1,331,054

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(316,876)	$(142,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	119,196	114,840
Depreciation	671	134
Non-cash terminal use agreement maintenance expense	23,505	27,540
Total (gains) losses on derivatives, net	89,670	(55,710)
Net cash from settlement of derivative instruments	(20,245)	326
Loss on extinguishment of debt	114,335	80,510
Changes in operating assets and liabilities:
LNG inventory	(24,499)	(14,566)
Accounts payable	5,033	10
Accrued liabilities	1,018	(100)
Due to affiliates	9,639	8,972
Advances to affiliate	1,612	(17,683)
Prepaid expenses and other	(3,188)	(211)
Other—affiliates	129	(1,272)
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment	(1,888,589)	(2,413,946)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,900,776	2,428,283
Other	(12,187)	(14,337)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,584,500	3,112,500
Repayments of long-term debt	(177,000)	(100,000)
Contributions from Cheniere Partners	10,410	328,266
Investment in restricted cash and cash equivalents	(2,323,620)	(3,070,302)
Debt issuance and deferred financing costs	(94,290)	(270,464)
Net cash provided (used in) by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

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

As of September 30, 2014 and December 31, 2013, we classified $312.4 million and $192.1 million, respectively, as current restricted cash and cash equivalents for the payment of current liabilities related to the natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) and $1,050.9 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents for future Liquefaction Project construction costs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$12,821	$98
LNG terminal construction-in-process	6,431,912	4,412,077
Accumulated depreciation	(168)	—
Total LNG terminal costs, net	6,444,565	4,412,175
Fixed assets
Vehicles	854	309
Furniture and fixtures	1,154	10
Machinery and equipment	339	301
Other	1,441	125
Accumulated depreciation	(842)	(340)
Total fixed assets, net	2,946	405
Property, plant and equipment, net	$6,447,511	$4,412,580

NOTE 4—ACCRUED LIABILITIES

As of September 30, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Interest expense and related debt fees	$102,281	$65,153
LNG liquefaction costs	156,740	79,422
Total accrued liabilities	259,021	144,575

Accrued liabilities—affiliate	29,623	25,559
Total accrued liabilities (including affiliate)	$288,644	$170,134

NOTE 5—LONG-TERM DEBT

As of September 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Long-term debt
2021 Senior Notes	$2,000,000	$2,000,000
2022 Senior Notes	1,000,000	1,000,000
2023 Senior Notes	1,500,000	1,000,000
2024 Senior Notes	2,000,000	—
2013 Liquefaction Credit Facilities	—	100,000
Total long-term, debt	6,500,000	4,100,000
Long-term debt premium
2021 Senior Notes	10,530	11,562
2023 Senior Notes	7,257	—
Total long-term debt, net	$6,517,787	$4,111,562

For the three months ended September 30, 2014 and 2013, we incurred $109.6 million and $58.7 million of total interest cost, respectively, of which we capitalized and deferred $92.8 million and $58.7 million, respectively, of interest expense related to the construction of natural gas liquefaction trains (“Trains”) 1 through 4 of the Liquefaction Project. For the nine months ended

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

September 30, 2014 and 2013, we incurred $288.3 million and $165.6 million of total interest cost, respectively, of which we capitalized and deferred $271.5 million and $153.4 million, respectively, of interest expense related to the construction of Trains 1 through 4 of the Liquefaction Project.

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

In connection with the issuance of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes, we entered into registration rights agreements (the “Liquefaction Registration Rights Agreements”). Under the Liquefaction Registration Rights Agreements, we have agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective registration statements relating to offers to exchange the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes for like aggregate principal amounts of SEC-registered notes with terms identical in all material respects to the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate), respectively, within 360 days after November 25, 2013 and May 20, 2014, as applicable. Under specified circumstances, we may be required to file shelf registration statements to cover resales of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes under certain circumstances. On August 26, 2014, Sabine Pass Liquefaction filed a registration statement with the SEC related to the exchange offers with respect to the 2022 Senior Notes, the 2024 Senior Notes and the Additional 2023 Senior Notes, which became effective on October 22, 2014.

2013 Liquefaction Credit Facilities

In May 2013, we entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. We made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent, and in May 2014, we repaid our borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes. As of September 30, 2014 and December 31, 2013, we had $2.7 billion and $4.9 billion, respectively, of available commitments under the 2013 Liquefaction Credit Facilities.

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

In May 2014, we issued the 2024 Senior Notes and the Additional 2023 Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $2.5 billion were used to repay our outstanding indebtedness under the 2013 Liquefaction Credit Facilities, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2024 Senior Notes and the Additional 2023 Senior Notes are pari passu in right of payment with all of our existing and future senior debt. As a result of our issuance of the 2024 Senior Notes and the Additional 2023 Senior Notes in May 2014, we terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $114.3 million in May 2014.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

In February 2013, we issued the 2021 Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments under the 2012 Liquefaction Credit Facility were suspended. In April 2013, we issued an aggregate principal amount of $500.0 million of additional 2021 Senior Notes and $1.0 billion of 2023 Senior Notes. In conjunction with these issuances, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of zero and $80.5 million in the three and nine months ended September 30, 2013, respectively.

Sabine Pass Liquefaction LC Agreement

In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) that we intend to use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project. We will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of September 30, 2014, we had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.
NOTE 6—FINANCIAL INSTRUMENTS

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), has entered into the following derivative instruments, on our behalf, that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feed stock for the Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$(210)	$—	$(210)	$—	$(156)	$—	$(156)
Interest Rate Derivatives asset	—	15,059	—	15,059	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of our Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. Internal fair value models for our index-priced Term Gas Supply Derivatives that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models for our index-priced Term Gas Supply Derivatives also include conditions precedent to the respective long-term natural gas purchase agreements. As of September 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

LNG Inventory Derivatives

We recognize our LNG Inventory Derivatives as either assets or liabilities and measure those instruments at fair value. The changes in the fair value of our LNG Inventory Derivatives are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our LNG Inventory Derivatives are in an asset position. Our LNG Inventory Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our LNG Inventory Derivatives activities. We had collateral deposits of $0.3 million and $0.2 million for such contracts, which have not been reflected in the derivative fair value tables, included in the other current assets balance as of September 30, 2014 and December 31, 2013, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
LNG Inventory Derivatives liability	Prepaid expenses and other	$(210)	$—

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain (loss)	$129	$201	$(448)	$976

Natural Gas Purchase Agreements

We have entered into index-based physical natural gas supply contracts to secure natural gas feed stock for the Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our natural gas purchase agreements as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Term Gas Supply Derivatives are reported in earnings.

As of September 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. As a result, we estimated the fair value of our Term Gas Supply Derivatives to be zero as of September 30, 2014. During the three and nine months ended September 30, 2014, there were no settlements or changes in the fair value of our Term Gas Supply Derivatives recorded in operating and maintenance expense on our Statements of Operations. As of September 30, 2014, the forward notional natural gas buy position of our Term Gas Supply Derivatives was approximately 2,161,000,000 MMBtu.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

At September 30, 2014, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.5 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$32,161	$98,123
Interest Rate Derivatives - Not Designated	Derivative liabilities	(17,102)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income (“OCI”) and AOCI during the nine months ended September 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	(167)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Rate Derivatives - Not Designated	$5,379	$(22,481)	$(89,222)	$60,707

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2014:
LNG Inventory Derivatives	$(210)	$(210)	$—	$—	$—	$—
Interest Rate Derivatives - Not Designated	15,059	—	15,059	—	—	15,059
As of December 31, 2013:
LNG Inventory Derivatives	(156)	(156)	—	—	—	—
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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

The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes, net of premium (1)	$2,010,530	$2,045,714	$2,011,562	$1,961,273
2022 Senior Notes (1)	1,000,000	1,042,500	1,000,000	982,500
2023 Senior Notes, net of premium (1)	1,507,257	1,507,257	1,000,000	935,000
2024 Senior Notes (1)	2,000,000	2,010,000	—	—
2013 Liquefaction Credit Facilities (2)	—	—	100,000	100,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2014 and December 31, 2013, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and we have the ability to call this debt at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreements

We recorded general and administrative expense—affiliate of $17.1 million and $35.2 million during the three months ended September 30, 2014 and 2013, respectively, and $52.3 million and $72.9 million during the nine months ended September 30, 2014 and 2013, respectively, under the services agreements listed below.

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

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.

Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.

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

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to Sabine Pass LNG of a portion of its fuel costs related to maintaining the cryogenic

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. During the three months ended September 30, 2014 and 2013, we recorded $10.2 million and $14.6 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recorded $25.0 million and $27.5 million, respectively, as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing Sale and Purchase Agreement (“SPA”)

Cheniere Marketing has entered into an amended and restated SPA with us (the “Cheniere Marketing SPA”) to purchase, at Cheniere Marketing’s option, LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass LNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recorded $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for each of the three months ended September 30, 2014 and 2013 and $0.4 million for each of the nine months ended September 30, 2014 and 2013.
Cooperation Agreement
We have entered into an agreement with Sabine Pass LNG to allow us certain rights to access the property and facilities that are owned by Sabine Pass LNG for the purpose of constructing, modifying and operating our Liquefaction Project. In consideration for access given to us, we have agreed to transfer title to Sabine Pass LNG of certain facilities, equipment and modifications. The term of this agreement is consistent with our TUA described above. As of September 30, 2014, we have conveyed $0.7 million of assets to Sabine Pass LNG under this agreement.
NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
LNG terminal costs funded with accounts payable and accrued liabilities (including affiliates)	$270,761	$84,566

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements relating to the construction of our proposed liquefaction facilities and Trains, including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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

Overview of Business

We were formed by Cheniere Energy Partners, L.P. (“Cheniere Partners”) in 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG, L.P. (“Sabine Pass LNG”). We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 million tonnes per annum (“mtpa”) of LNG.

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

•
In August 2014, we entered into an amended and restated SPA with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, to allow Cheniere Marketing to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2014, we had zero cash and cash equivalents and $1.4 billion of current and non-current restricted cash and cash equivalents.

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

We have received authorization from the Federal Energy Regulatory Commission (the “FERC”) to site, construct and operate Trains 1 through 4. We have also filed an application with the FERC for the approval to site, construct and operate Trains 5 and 6. The U.S. Department of Energy (the “DOE”) has granted us an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement countries providing for national treatment for trade in natural gas for a 20-year term.

As of September 30, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 76% and 43%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing has entered into an amended and restated SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Natural Gas Transportation and Supply

For our natural gas feed stock transportation requirements, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with Cheniere Creole Trail Pipeline, L.P., a wholly owned subsidiary of Cheniere Partners, and other third party pipeline companies. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties and will continue to enter into such agreements in order to secure natural gas feed stock for the Liquefaction Project.

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

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through September 30, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

As of September 30, 2014, we had four series of senior secured notes outstanding:

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

Senior LC Agreement

We have entered into the Senior LC Agreement which we intend to use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project.  We will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC

Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of September 30, 2014, we had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2014	2013
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,584,500	$3,112,500
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,900,776	2,428,283
Contributions from Cheniere Partners	10,410	328,266
Total sources of cash and cash equivalents	4,495,686	5,869,049
Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(2,323,620)	(3,070,302)
Property, plant and equipment, net	(1,888,589)	(2,413,946)
Repayments of long-term debt	(177,000)	(100,000)
Debt issuance and deferred financing costs	(94,290)	(270,464)
Other	(12,187)	(14,337)
Total uses of cash and cash equivalents	(4,495,686)	(5,869,049)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Long-Term Debt, Repayment of Long-Term Debt and Debt Issuance and Deferred Financing Costs

In May 2014, we issued the 2024 Senior Notes and the Additional 2023 Senior Notes for total net proceeds of approximately $2.5 billion. Debt issuance costs in the nine months ended September 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

In February 2013 and April 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Senior Notes. In April 2013, we also issued $1.0 billion of the 2023 Senior Notes. Net proceeds from those offerings were used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In June 2013, we borrowed $100.0 million under the 2013 Liquefaction Credit Facilities. Debt issuance costs in the nine months ended September 30, 2013 primarily relate to up-front fees paid upon the closing of the 2021 Senior Notes and 2023 Senior Notes issued in 2013.

During the nine months ended September 30, 2014, we repaid our $177.0 million of borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes. During the nine months ended September 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Uses of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the nine months ended September 30, 2014 and 2013, we used $1,900.8 million and $2,428.3 million, respectively, of restricted cash and cash equivalents to fund $1,888.6 million and $2,413.9 million, respectively, of construction costs for Trains 1 through 4 of the Liquefaction Project.  Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Liquefaction Project have been recorded as construction-in-process since those dates.

Contributions from Cheniere Partners

During the nine months ended September 30, 2014 and 2013, we received equity contributions from Cheniere Partners in amounts totaling $10.4 million and $328.3 million, respectively. The decrease in equity contributions is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements in the nine months ended September 30, 2014.

Investment in Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2014, we invested $2,323.6 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2024 Senior Notes and the Additional 2023 Senior Notes issued in May 2014. In the nine months ended September 30, 2013, we invested $3,070.3 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily related to the net proceeds from the 2021 Senior Notes and 2023 Senior Notes issued in 2013 and from contributions from Cheniere Partners.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Our net loss decreased $29.5 million, from $73.0 million in the three months ended September 30, 2013, to $43.6 million in the three months ended September 30, 2014. The decrease in net loss was primarily a result of increased derivative gain, net and decreased general and administrative expense—affiliate, partially offset by an increase in interest expense, net. Derivative gain, net increased $27.8 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of an increase in long-term LIBOR during the three months ended September 30, 2014, as compared to a decrease in long-term LIBOR during the three months ended September 30, 2013. General and administrative expense—affiliate decreased $18.1 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily as a result of decreased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train. Interest expense, net increased $16.8 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 due to additional interest expense incurred on the $2.5 billion aggregate principal amount of senior notes issued in May 2014 in excess of the amount that we were able to capitalize in the three months ended September 30, 2014; whereas, all interest incurred in the three months ended September 30, 2013 was capitalized. For the three months ended September 30, 2014 and 2013, we incurred $109.6 million and $58.7 million of total interest cost, respectively, of which we capitalized and deferred $92.8 million and $58.7 million, respectively.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Our net loss increased $174.1 million, from $142.8 million in the nine months ended September 30, 2013, to $316.9 million in the nine months ended September 30, 2014. The increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, partially offset by decreased general and administrative expense—affiliate. Derivative loss, net increased $145.4 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of a decrease in long-term LIBOR during the nine months ended September 30, 2014, as compared to an increase in long-term LIBOR during the nine months ended September 30, 2013, and the settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. General and administrative expense—affiliate decreased $20.6 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of decreased costs incurred to manage the construction of Trains 1 through 4 of the Liquefaction Project, which resulted from a management services agreement in which we are required to pay a monthly fee based upon the capital expenditures incurred in the previous month for Trains 1 through 4 of the Liquefaction Project until substantial completion of each Train.

There was no significant change to interest expense, net in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first four Trains of the Sabine Pass Liquefaction Project. For the nine months ended September 30, 2014 and 2013, we incurred $288.3 million and $165.6 million of total interest cost, respectively, of which we capitalized and deferred $271.5 million and $153.4 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our financial position, results of operations and cash flows.

In June 2014, the FASB amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. Prior to our adoption of this guidance, we were a development stage entity because we devote substantially all of our efforts to establishing a new natural gas liquefaction business and for which planned principal operations have not commenced. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows other than the removal of inception-to-date information about income statement line items, cash flows, and equity transactions.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our financial statements or related disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our LNG Inventory Derivatives was $61 thousand as of September 30, 2014.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of the Interest Rate Derivatives of $18.4 million as of September 30, 2014.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

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

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The settlement is contingent on, among other things, the completion of confirmatory discovery, agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement and approval of all aspects of the settlement. The MOU requires submission of a stipulation to the Court within 60 days of execution of the MOU. The parties are presently engaged in the confirmatory discovery process.

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

As the litigation progresses, additional information could become known and we may be required to recognize additional operating costs and expenses, and that amount could be material to our financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC. (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Incorporated by reference to Exhibit 10.23 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Incorporated by reference to Exhibit 10.28 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

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

SABINE PASS LIQUEFACTION, LLC

Date: October 30, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: October 30, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)