Form 10-Q
period 2015-03-31
Sabine Pass Liquefaction, LLC
filed 2015-04-30
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the following terms have the following meanings:
Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million metric tonnes per annum
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	a compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
Sabine Pass LNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “Sabine Pass Liquefaction,” “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	186,295	155,810
Accounts receivable—affiliate	2,074	2,750
Advances to affiliate	12,704	23,969
Prepaid expenses and other	4,457	3,541
Other—affiliate	6,947	153
Total current assets	212,477	186,223

Non-current restricted cash and cash equivalents	1,767,401	457,053
Property, plant and equipment, net	7,523,324	6,962,395
Debt issuance costs, net	202,533	228,913
Non-current derivative assets	472	11,744
Other non-current assets	109,746	99,417
Total assets	$9,815,953	$7,945,745

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$4,067	$5,974
Accrued liabilities	136,573	113,538
Due to affiliates	38,403	13,051
Derivative liabilities	7,252	23,247
Total current liabilities	186,295	155,810

Long-term debt, net	8,516,737	6,517,266
Non-current derivative liabilities	4,762	268

Commitments and contingencies

Member’s equity	1,108,159	1,272,401
Total liabilities and member’s equity	$9,815,953	$7,945,745

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$—	$—

Expenses
Development expense	1,151	3,496
Development expense—affiliate	204	152
General and administrative expense	1,158	1,523
General and administrative expense—affiliate	14,575	19,967
Terminal use agreement maintenance expense (recovery)	17,800	(473)
Terminal use agreement maintenance expense—affiliate	35	231
Depreciation expense	406	92
Operating and maintenance expense	2,409	—
Operating and maintenance expense—affiliate	50	—
Total expenses	37,788	24,988

Loss from operations	(37,788)	(24,988)

Other income (expense)
Interest expense, net	(6,394)	—
Loss on early extinguishment of debt	(88,992)	—
Derivative loss, net	(36,439)	(34,923)
Other income	64	71
Total other expense	(131,761)	(34,852)

Net loss	$(169,549)	$(59,840)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2014	$1,272,401	$1,272,401
Contributions from Cheniere Partners	5,307	5,307
Net loss	(169,549)	(169,549)
Balance at March 31, 2015	$1,108,159	$1,108,159

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(169,549)	$(59,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	53,635	19,292
Depreciation expense	406	92
Non-cash terminal use agreement maintenance expense	16,725	—
Total losses on derivatives, net	36,439	34,914
Net cash used for settlement of derivative instruments	(37,062)	(1,926)
Loss on extinguishment of debt	88,992	—
Changes in operating assets and liabilities:
Accounts payable	(1,659)	—
Accrued liabilities	577	(4)
Due to affiliates	23,597	3,406
Advances to affiliate	11,266	4,652
Prepaid expenses and other, net	(656)	(3,346)
Other—affiliate	(22,711)	2,760
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment	(529,188)	(726,711)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	559,801	736,726
Other	(30,613)	(10,015)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,000,000	—
Capital contributions from Cheniere Partners	5,307	4,621
Use of (investment) in restricted cash and cash equivalents	(1,955,645)	9,336
Debt issuance and deferred financing costs	(49,662)	(13,957)
Net cash provided (used in) by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

For further information, refer to the Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

In June 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. Prior to our adoption of this guidance, we were a development stage entity because we devote substantially all of our efforts to establishing a new natural gas liquefaction business and for which planned principal operations have not commenced. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows other than the removal of inception-to-date information about statement of operations line items, cash flows and equity transactions.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

During 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). Under the terms and conditions of the 2013 Liquefaction Credit Facilities, we are required to deposit all cash received into reserve accounts controlled by a collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to our natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”); therefore, these amounts are shown as restricted cash and cash equivalents on our Balance Sheets.

During 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “Initial 2023 Senior Notes”). During 2014, we issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) and additional 5.625% Senior Secured Notes due 2023 (the “Additional 2023 Senior Notes” and collectively with the Initial 2023 Senior Notes, the “2023 Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium. During 2015, we issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes, the “Senior Notes”). See Note 6—Long-Term Debt for additional details about our long-term debt.

As of March 31, 2015 and December 31, 2014, we classified $186.3 million and $155.8 million, respectively, as current restricted cash and cash equivalents for the payment of current liabilities, including interest payments, related to the Liquefaction Project and $1,767.4 million and $457.1 million, respectively, as non-current restricted cash and cash equivalents for future Liquefaction Project construction costs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$13,171	$12,821
LNG terminal construction-in-process	7,506,162	6,946,242
Accumulated depreciation	(351)	(260)
Total LNG terminal costs, net	7,518,982	6,958,803
Fixed assets
Vehicles	1,094	854
Furniture and fixtures	1,154	1,154
Machinery and equipment	339	339
Other	3,116	2,292
Accumulated depreciation	(1,361)	(1,047)
Total fixed assets, net	4,342	3,592
Property, plant and equipment, net	$7,523,324	$6,962,395

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, which are classified as prepaid expenses and other, non-current derivative assets and derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	March 31, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$352	$—	$352	$—	$1,071	$—	$1,071
Term Gas Supply Derivatives asset	—	—	342	342	—	—	342	342
Interest Rate Derivatives liability	—	(11,692)	—	(11,692)	—	(12,306)	—	(12,306)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The fair value of our Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of the Term Gas Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Term Gas Supply Derivative contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models also include conditions precedent to the respective long-term natural gas purchase agreements. As of March 31, 2015 and December 31, 2014, the majority of our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. Therefore, our internal fair value models were based on a market price that equated to our own contractual pricing due to: (i) the inactive and unobservable market and (ii) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of the Term Gas Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed.

There were no transfers into or out of Level 3 for the three months ended March 31, 2015 and 2014. As all of our Term Gas Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table (in thousands, except natural gas basis spread) includes quantitative information for the unobservable inputs as of March 31, 2015:

	Net Fair Value Asset	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Term Gas Supply Derivatives	$342	Income Approach	Basis Spread	$ (0.350) - $0.046

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments, including our LNG Inventory Derivatives and Term Gas Supply Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	March 31, 2015			December 31, 2014
	LNG Inventory Derivatives (1)	Term Gas Supply Derivatives	Total Commodity Derivatives	LNG Inventory Derivatives (1)	Term Gas Supply Derivatives	Total Commodity Derivatives
Balance Sheet Location
Prepaid expenses and other	$352	$190	$542	$1,071	$190	$1,261
Non-current derivative assets	—	472	472	—	472	472
Total derivative assets	352	662	1,014	1,071	662	1,733

Derivative liabilities	—	(133)	(133)	—	(133)	(133)
Non-current derivative liabilities	—	(187)	(187)	—	(187)	(187)
Total derivative liabilities	—	(320)	(320)	—	(320)	(320)

Net derivative assets	$352	$342	$694	$1,071	$342	$1,413

(1)
Does not include collateral calls of $0.2 million and $1.0 million for such contracts, which are included in prepaid expenses and other current assets in our Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Commodity Derivatives recorded on our Statements of Operations during the three months ended March 31, 2015 and 2014:

		Three Months Ended March 31,
	Statement of Operation Location	2015	2014
LNG Inventory Derivatives gain (loss)	Derivative loss, net	$699	$(435)
Term Gas Supply Derivatives gain (loss) (1)	Operating and maintenance expense	—	—

(1)    There were no settlements during the reporting period.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

LNG Inventory Derivatives

Our LNG Inventory Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our LNG Inventory Derivatives activities.

Term Gas Supply Derivatives

We have entered into index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Term Gas Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Term Gas Supply Derivatives are reported in earnings. As of March 31, 2015, we have secured up to approximately 2,161.9 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements, of which the forward notional natural gas buy position of our Term Gas Supply Derivatives was approximately 1,249.4 million MMBtu.

Interest Rate Derivatives

We have entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2013 Liquefaction Credit Facilities. The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2013 Liquefaction Credit Facilities.

In March 2015, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities, as discussed in Note 6—Long-Term Debt.

At March 31, 2015, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$691.0 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest Rate Derivatives	Non-current derivative assets (Non-current derivative liabilities)	$(4,573)	$11,158
Interest Rate Derivatives	Derivative liabilities	(7,119)	(23,194)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Interest Rate Derivatives loss	$(37,138)	$(34,479)

Balance Sheet Presentation

Our Commodity Derivatives and interest rate derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2015:
LNG Inventory Derivatives	$352	$—	$352
Term Gas Supply Derivatives	662	—	662
Term Gas Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	(11,692)	—	(11,692)
As of December 31, 2014:
LNG Inventory Derivatives	1,071	1,000	71
Term Gas Supply Derivatives	662	—	662
Term Gas Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	11,158	—	11,158
Interest Rate Derivatives	(23,194)	—	(23,194)

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Interest expense and related debt fees	$112,628	$97,785
LNG liquefaction costs	23,945	15,753
Total accrued liabilities	$136,573	$113,538

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of March 31, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Long-term debt
2021 Senior Notes	$2,000,000	$2,000,000
2022 Senior Notes	1,000,000	1,000,000
2023 Senior Notes	1,500,000	1,500,000
2024 Senior Notes	2,000,000	2,000,000
2025 Senior Notes	2,000,000	—
Total long-term debt	8,500,000	6,500,000
Long-term debt premium
2021 Senior Notes	9,819	10,177
2023 Senior Notes	6,918	7,089
Total long-term debt, net	$8,516,737	$6,517,266

For the three months ended March 31, 2015 and 2014, we incurred $116.1 million and $83.5 million of total interest cost, respectively, of which we capitalized and deferred $109.7 million and $83.5 million, respectively, of interest expense related to the construction of Trains 1 through 4 of the Liquefaction Project.

Senior Notes

In February 2013 and April 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Senior Notes. In April 2013 and May 2014, we issued an aggregate principal amount of $1.5 billion, before premium, of the 2023 Senior Notes. Borrowings under the 2021 Senior Notes and 2023 Senior Notes accrue interest at a fixed rate of 5.625%. In November 2013, we issued an aggregate principal amount of $1.0 billion of the 2022 Senior Notes, for which borrowings accrue interest at a fixed rate of 6.25%. In May 2014, we issued an aggregate principal amount of $2.0 billion of the 2024 Senior Notes, for which borrowings accrue interest at a fixed rate of 5.75%. In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes, for which borrowings accrue interest at a fixed rate of 5.625%. Interest on the Senior Notes is payable semi-annually in arrears.

The terms of the Senior Notes are governed by a common indenture (the “Indenture”). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness; purchase, redeem or retire capital stock; sell or transfer assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; incur liens; enter into transactions with affiliates; consolidate, merge, sell or lease all or substantially all of our assets; and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our membership interests and substantially all of our assets. We may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes, we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within three months of the respective maturity dates for each series of the Senior Notes, redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the sale of the 2025 Senior Notes, we entered into a Registration Rights Agreement dated March 3, 2015 (the “2025 Liquefaction Registration Rights Agreement”). Under the terms of the 2025 Liquefaction Registration Rights Agreement, we have agreed, and any future guarantors of the 2025 Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange any and all

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

of the 2025 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the respective 2025 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933. We have agreed, and any future guarantors of the 2025 Senior Notes will agree, to use commercially reasonable efforts to cause such registration statement to become effective within 360 days after March 3, 2015. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 Senior Notes. We will be obligated to pay additional interest if we fail to comply with our obligation to register the 2025 Senior Notes within the specified time periods.

2013 Liquefaction Credit Facilities

In May 2013, we entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. As of March 31, 2015 and December 31, 2014, we had $0.9 billion and $2.7 billion, respectively, of available commitments, and no outstanding borrowings as of both dates, under the 2013 Liquefaction Credit Facilities.

We made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. In November 2013, in conjunction with our issuance of the 2022 Senior Notes, we terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. In May 2014, we repaid our borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes, as well as terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities.

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $89.0 million in March 2015.

Borrowings under the 2013 Liquefaction Credit Facilities accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required us to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.

Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by us is controlled by a collateral trustee. These funds can only be released by the collateral trustee upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for any subsequent borrowings, as well as customary affirmative and negative covenants. Our obligations under the 2013 Liquefaction Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, we are required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. See Note 4—Derivative Instruments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Sabine Pass Liquefaction LC Agreement

In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) that we use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project. We pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of March 31, 2015 and December 31, 2014, we had issued letters of credit in an aggregate amount of $72.5 million and $9.5 million, respectively, and as of both March 31, 2015 and December 31, 2014, no draws had been made upon any letters of credit issued under the Senior LC Agreement.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes, net of premium (1)	$2,009,819	$2,024,893	$2,010,177	$1,985,050
2022 Senior Notes (1)	1,000,000	1,030,000	1,000,000	1,020,000
2023 Senior Notes, net of premium (1)	1,506,918	1,506,918	1,507,089	1,476,947
2024 Senior Notes (1)	2,000,000	2,000,000	2,000,000	1,970,000
2025 Senior Notes (1)	2,000,000	1,975,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2015 and December 31, 2014, as applicable.

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreements

We recorded general and administrative expense—affiliate of $14.5 million and $19.9 million and operating and maintenance expense—affiliate of $0.1 million and zero during the three months ended March 31, 2015 and 2014, respectively, under the services agreements listed below.

Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, we will pay in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction MSA

We have entered into a management services agreement with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. We pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 for services with respect to such Train.

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

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to Sabine Pass LNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. During the three months ended March 31, 2015 and 2014, we recorded expenses of $17.8 million and credits of $0.2 million, respectively, as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing SPA

Cheniere Marketing has entered into an amended and restated SPA with us to purchase, at Cheniere Marketing’s option, LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass LNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every 5 years based on a consumer price index, as defined in the sublease agreement. We recorded $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for each of the three months ended March 31, 2015 and 2014.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Cooperation Agreement
We have entered into an agreement with Sabine Pass LNG to allow us certain rights to access the property and facilities that are owned by Sabine Pass LNG for the purpose of constructing, modifying and operating our Liquefaction Project. In consideration for access given to us, we have agreed to transfer to Sabine Pass LNG title of certain facilities, equipment and modifications. The term of this agreement is consistent with our TUA described above. As of both March 31, 2015 and December 31, 2014, we had conveyed $0.7 million of assets to Sabine Pass LNG under this agreement.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid during the year for interest, net of amounts capitalized and deferred	$—	$16,567
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	141,656	59,245

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the FASB amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our financial position, results of operations and cash flows.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. Upon adoption of this standard, the balance of long-term debt, net will be reduced by the balance of debt issuance costs, net on our Balance Sheets.

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

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of our Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total liquefaction or storage capacities that are, or may become, subject to contracts;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We were formed by Cheniere Partners in June 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2015 and through the filing date of this Form 10-Q include the following:

•
In March 2015, we issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”). Net proceeds from the offering will be used to pay a portion of the capital costs associated with the construction of the first four Trains of the Liquefaction Project.

•	In April 2015, we received authorization from the FERC to site, construct and operate Trains 5 and 6 of the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2015, we had zero cash and cash equivalents and $2.0 billion of current and non-current restricted cash and cash equivalents.

Liquefaction Facilities

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In April 2015, we received authorization from the FERC to site, construct and operate Trains 5 and 6.

The U.S. Department of Energy (the “DOE”) has authorized the export of up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas (“FTA countries”) for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020; and to all countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted (“non-FTA countries”) for a 20-year term, beginning on the earlier of the date of first export or August 7, 2017. The DOE further issued an order authorizing us to export up to the equivalent of approximately 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year period. Our application for authorization to export that same 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG Terminal to non-FTA countries is currently pending at the DOE. Additionally, the DOE further issued orders authorizing us to export an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 20-year term. Our applications for authorization to export that same 503.3 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries are currently pending at the DOE.

As of March 31, 2015, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 87.2% and 62.6%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

We have entered into four fixed-price, 20-year SPAs with third parties that in the aggregate equate to 16 mtpa (approximately 803 Bcf/yr) of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, we have entered into two fixed-price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5. However, we have not yet received approval from the DOE for the export of LNG from Train 5 to non-FTA countries. These two SPAs contain certain conditions precedent, including, but not limited to, receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision with respect to Train 5, which must be satisfied by June 30, 2015 or either party to the respective SPA may terminate its SPA. Under the SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

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

Natural Gas Transportation and Supply

For our natural gas feedstock transportation requirements, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2015, we have secured up to approximately 2,161.9 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

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

The total contract prices of EPC Contract (Trains 1 and 2) and EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through March 31, 2015. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 5 and Train 6

We will contemplate making a final investment decision to commence construction of Train 5 and Train 6 of the Liquefaction Project based upon, among other things, entering into EPC contracts, entering into acceptable commercial arrangements, receiving regulatory authorizations and obtaining adequate financing to construct the Trains.

Terminal Use Agreement

In July 2012, Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, assigned to us a TUA with Sabine Pass LNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity, and we are obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. Sabine Pass LNG has no obligation to provide us with certain services such as (i) harbor, mooring and escort services for LNG vessels, including the provision of tugboats, (ii) the transportation of natural gas downstream from the Sabine Pass LNG terminal or the construction of any pipelines to provide such transportation or (iii) the marketing of natural gas. We also entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG.  Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 4 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow from the Liquefaction Project by late 2015, when Train 1 of the Liquefaction Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of March 31, 2015, we had five series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”);

•	$1.0 billion of 6.250% Senior Secured Notes due 2022 (the “2022 Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”);

•
$2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes, the “Senior Notes”); and

•	$2.0 billion of the 2025 Senior Notes.

Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes, we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest, if any, to the date of redemption. We may also at any time within three months of the respective maturity dates for each series of the Senior Notes, redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the Indenture, we may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2013 Liquefaction Credit Facilities and a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) described below.

2013 Liquefaction Credit Facilities

In May 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). In conjunction with our issuances of the respective series of Senior Notes in November 2013 and May 2014, we terminated approximately $885 million and $2.1 billion, respectively, of commitments under the 2013 Liquefaction Credit Facilities. In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we further terminated approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities. As a result, as of March 31, 2015, we have available commitments aggregating $0.9 billion under the 2013 Liquefaction Credit Facilities, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project.

The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require us to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

Under the terms of the 2013 Liquefaction Credit Facilities, we are required to hedge not less than 75% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal.

Senior LC Agreement

In April 2014, we entered into the Senior LC Agreement that we use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project.  We pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of March 31, 2015, we had issued letters of credit in an aggregate amount of $72.5 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2015	2014
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,000,000	$—
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	559,801	736,726
Use of restricted cash and cash equivalents for financing activities	—	9,336
Capital contributions from Cheniere Partners	5,307	4,621
Total sources of cash and cash equivalents	2,565,108	750,683
Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,955,645)	—
Property, plant and equipment, net	(529,188)	(726,711)
Debt issuance and deferred financing costs	(49,662)	(13,957)
Other	(30,613)	(10,015)
Total uses of cash and cash equivalents	(2,565,108)	(750,683)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Long-Term Debt and Debt Issuance and Deferred Financing Costs

In March 2015, we issued the 2025 Senior Notes for total proceeds of $2.0 billion. Debt issuance costs in the three months ended March 31, 2015 primarily related to up-front fees paid upon the closing of this offering and the payment of commitment fees for the 2013 Liquefaction Credit Facilities.  Debt issuance costs in the three months ended March 31, 2014 related primarily to the payment of commitment fees for the 2013 Liquefaction Credit Facilities.

Uses of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the three months ended March 31, 2015 and 2014, we used $559.8 million and $736.7 million, respectively, of restricted cash and cash equivalents for investing activities to fund $529.2 million and $726.7 million, respectively, of construction costs for Trains 1 through 4 of the Liquefaction Project.  The costs associated with the construction of Trains 1 through 4 of the Liquefaction Project are capitalized as construction-in-process.
Investment in Restricted Cash and Cash Equivalents

In the three months ended March 31, 2015, we invested $1,955.6 million in restricted cash and cash equivalents primarily related to the net proceeds from the 2025 Senior Notes, partially offset by the use of restricted cash related to payment of commitment fees for the 2013 Liquefaction Credit Facilities. In the three months ended March 31, 2014, we used $14.0 million of restricted cash and cash equivalents related to the payment of commitment fees for the 2013 Liquefaction Credit Facilities.

Other

Other cash outflows increased from $10.0 million during the three months ended March 31, 2014 to $30.6 million during the three months ended March 31, 2015, primarily for payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Our net loss increased $109.7 million, from $59.8 million in the three months ended March 31, 2014, to $169.5 million in the three months ended March 31, 2015. This $109.7 million increase in net loss was primarily a result of increased loss on early extinguishment of debt, increased terminal use agreement maintenance expense (recovery) and increased interest expense, partially offset by decreased general and administrative expense—affiliate. Loss on early extinguishment of debt increased $89.0 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to the write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities in March 2015. Terminal use agreement maintenance expense (recovery) increased $18.3 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of our proportionate share of the costs incurred in order to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we are required to reimburse pursuant to our TUA with Sabine Pass LNG. Interest expense, net increased from zero in the three months ended March 31, 2014 to $6.4 million in the three months ended March 31, 2015, due to interest expense incurred in the three months ended March 31, 2015 in excess of the amount we were able to capitalize; whereas, all interest incurred in the three months ended March 31, 2014 was capitalized. For the three months ended March 31, 2015 and 2014, we incurred $116.1 million and $83.5 million of total interest cost, respectively, of which we capitalized and deferred $109.7 million and $83.5 million, respectively. General and administrative expense—affiliate decreased $5.4 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of a decrease in management fees incurred pursuant to the management services agreement with Cheniere Terminals, which are based on capital expenditures incurred during the period.
Off-Balance Sheet Arrangements

As of March 31, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Part 1. Financial Information, Item 1. Notes to Financial Statements, Note 9—Recent Accounting Standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our LNG Inventory Derivatives was $0.1 million as of March 31, 2015.

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Term Gas Supply Derivatives”). In order to test the sensitivity of the fair value of the Term Gas Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of March 31, 2015, we estimated the fair value of our Term Gas Supply Derivatives to be $0.3 million. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying basis price would have resulted in a change in the fair value of the Term Gas Supply Derivatives of $0.4 million as of March 31, 2015.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $3.8 million as of March 31, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2015, there were no pending legal matters that could be reasonably expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

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

We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related Travel Commerce Platform and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2015 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

10.1
Registration Rights Agreement, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment)

10.3*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date:	April 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)