Form 10-Q
period 2015-06-30
Sabine Pass Liquefaction, LLC
filed 2015-07-30
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	a refrigerant compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	340,545	155,810
Accounts receivable—affiliate	1,255	2,750
Advances to affiliate	15,586	23,969
Other current assets	7,308	3,541
Other current assets—affiliate	5,251	153
Total current assets	369,945	186,223

Non-current restricted cash	655,970	457,053
Property, plant and equipment, net	8,420,767	6,962,395
Debt issuance costs, net	281,623	228,913
Non-current derivative assets	426	11,744
Other non-current assets	118,054	99,417
Total assets	$9,846,785	$7,945,745

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$5,054	$5,974
Accrued liabilities	286,501	113,538
Due to affiliates	41,091	13,051
Derivative liabilities	7,839	23,247
Other current liabilities	60	—
Total current liabilities	340,545	155,810

Long-term debt, net	8,516,202	6,517,266
Non-current derivative liabilities	653	268

Member’s equity	989,385	1,272,401
Total liabilities and member’s equity	$9,846,785	$7,945,745

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Expenses
Development expense	1,367	3,792	2,518	7,288
Development expense—affiliate	206	242	410	394
General and administrative expense	1,562	1,823	2,720	3,346
General and administrative expense—affiliate	24,791	15,462	39,366	35,429
Terminal use agreement maintenance expense (recovery)	(279)	14,906	17,521	14,433
Terminal use agreement maintenance expense—affiliate	143	106	178	337
Depreciation expense	412	269	818	361
Operating and maintenance expense	997	2,035	3,406	2,035
Operating and maintenance expense—affiliate	78	5	128	5
Total expenses	29,277	38,640	67,065	63,628

Loss from operations	(29,277)	(38,640)	(67,065)	(63,628)

Other income (expense)
Interest expense, net	(12,915)	—	(19,309)	—
Loss on early extinguishment of debt	(7,281)	(114,335)	(96,273)	(114,335)
Derivative gain (loss), net	1,214	(60,255)	(35,225)	(95,178)
Other income (expense)	158	(247)	222	(176)
Total other expense	(18,824)	(174,837)	(150,585)	(209,689)

Net loss	$(48,101)	$(213,477)	$(217,650)	$(273,317)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2014	$1,272,401	$1,272,401
Capital contributions from Cheniere Partners	15,149	15,149
Non-cash distributions to limited partner for conveyance of assets under the Cooperation Agreement	(80,515)	(80,515)
Net loss	(217,650)	(217,650)
Balance at June 30, 2015	$989,385	$989,385

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(217,650)	$(273,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	818	361
Non-cash terminal use agreement maintenance expense	16,417	14,978
Total losses on derivatives, net	35,144	95,178
Net cash used for settlement of derivative instruments	(38,171)	(17,864)
Loss on extinguishment of debt	96,273	114,335
Changes in restricted cash for certain operating activities	37,976	71,977
Changes in operating assets and liabilities:
LNG inventory	1,864	(16,217)
Accounts payable	(254)	1,758
Accrued liabilities	75,062	229
Due to affiliates	9,467	1,484
Advances to affiliate	8,383	9,108
Other, net	(4,996)	(3,750)
Other—affiliate	(20,333)	1,740
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment, net	(1,398,960)	(1,257,563)
Use of restricted cash for the acquisition of property, plant and equipment	1,448,523	1,255,046
Other	(49,563)	2,517
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,000,000	2,584,500
Repayments of long-term debt	—	(177,000)
Capital contributions from Cheniere Partners	15,149	9,715
Investment in restricted cash	(1,870,151)	(2,332,018)
Debt issuance and deferred financing costs	(144,998)	(85,197)
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

During 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Credit Facilities”). In June 2015, we entered into four credit facilities aggregating $4.6 billion (collectively, the “2015 Credit Facilities”), which replaced the 2013 Credit Facilities. Under the terms and conditions of the 2015 Credit Facilities, we are required to deposit all cash received into reserve accounts controlled by a collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to our natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”); therefore, these amounts are shown as restricted cash on our Balance Sheets.

During 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “Initial 2023 Senior Notes”). During 2014, we issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) and additional 5.625% Senior Secured Notes due 2023 (the “Additional 2023 Senior Notes” and collectively with the Initial 2023 Senior Notes, the “2023 Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium. In March 2015, we issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes, the “Senior Notes”). The use of cash proceeds from the Senior Notes is restricted to the payment of liabilities related to the Liquefaction Project; therefore, these amounts are shown as restricted cash on our Balance Sheets. See Note 6—Long-Term Debt for additional details about our long-term debt.

As of June 30, 2015 and December 31, 2014, we classified $340.5 million and $155.8 million, respectively, as current restricted cash for the payment of current liabilities, including interest payments, related to the Liquefaction Project and $656.0 million and $457.1 million, respectively, as non-current restricted cash for future Liquefaction Project construction costs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$13,171	$12,821
LNG terminal construction-in-process	8,403,210	6,946,242
Accumulated depreciation	(446)	(260)
Total LNG terminal costs, net	8,415,935	6,958,803
Fixed assets
Vehicles	1,337	854
Furniture and fixtures	1,154	1,154
Machinery and equipment	339	339
Other	3,680	2,292
Accumulated depreciation	(1,678)	(1,047)
Total fixed assets, net	4,832	3,592
Property, plant and equipment, net	$8,420,767	$6,962,395

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements and associated economic hedges to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 Credit Facilities (“Interest Rate Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, which are classified as other current assets, non-current derivative assets, derivative liabilities and non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	June 30, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$163	$—	$163	$—	$1,071	$—	$1,071
Liquefaction Supply Derivatives asset (liability)	—	(27)	440	413	—	—	342	342
Interest Rate Derivatives liability	—	(8,172)	—	(8,172)	—	(12,036)	—	(12,036)

The estimated fair values of our Natural Gas Derivatives and the economic hedges related to our Liquefaction Supply Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

The fair value of substantially all of our Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models also include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2015 and December 31, 2014, the majority of our Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. Therefore, our internal fair value models were based on a market price that equated to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed.

There were no transfers into or out of Level 3 Liquefaction Supply Derivatives for the three and six months ended June 30, 2015 and 2014. As all of our physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table (in thousands, except natural gas basis spread) includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2015:

	Net Fair Value Asset	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$440	Income Approach	Basis Spread	$ (0.350) - $0.020

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments, including our Natural Gas Derivatives and our Liquefaction Supply Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	June 30, 2015			December 31, 2014
	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total
Balance Sheet Location
Other current assets	$163	$307	$470	$1,071	$76	$1,147
Non-current derivative assets	—	426	426	—	586	586
Total derivative assets	163	733	896	1,071	662	1,733

Derivative liabilities	—	(222)	(222)	—	(53)	(53)
Non-current derivative liabilities	—	(98)	(98)	—	(267)	(267)
Total derivative liabilities	—	(320)	(320)	—	(320)	(320)

Derivative asset, net	$163	$413	$576	$1,071	$342	$1,413

(1)
Does not include a collateral deposit of $0.2 million and a collateral call of $1.0 million for such contracts, which are included in other current assets in our Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Statements of Operations during the three and six months ended June 30, 2015 and 2014:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2015	2014	2015	2014
Natural Gas Derivatives gain (loss)	Derivative gain (loss), net	$(255)	$(133)	$444	$(577)
Liquefaction Supply Derivatives gain (1)	Operating and maintenance expense	81	—	81	—

(1)    There were no physical settlements during the reporting period.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

Natural Gas Derivatives

Our Natural Gas Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities.

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to secure natural gas feedstock for the Liquefaction Project. The terms of the physical contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Liquefaction Supply Derivatives are reported in earnings. As of June 30, 2015, we have secured up to approximately 2,162.8 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements, of which the forward notional natural gas buy position of our Liquefaction Supply Derivatives was approximately 1,250.3 million MMBtu, which were recorded as derivatives due to minimum purchase requirements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

We have entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2015 Credit Facilities. The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 Credit Facilities.

In March 2015, we settled a portion of our interest rate derivatives related to the 2013 Credit Facilities and recognized a derivative loss of $34.7 million within our Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities, as discussed in Note 6—Long-Term Debt. In May 2014, we settled a portion of our interest rate derivatives related to the 2013 Credit Facilities and recognized a derivative loss of $9.3 million within our Statements of Operations in conjunction with the early termination of approximately $2.1 billion of commitments under the 2013 Credit Facilities.

At June 30, 2015, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$690.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest Rate Derivatives	Non-current derivative assets (Other non-current liabilities)	$(555)	$11,158
Interest Rate Derivatives	Derivative liabilities	(7,617)	(23,194)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Rate Derivatives gain (loss)	$1,469	$(60,122)	$(35,669)	$(94,601)

Balance Sheet Presentation

Our Commodity Derivatives and Interest Rate Derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2015
Natural Gas Derivatives	$241	$(78)	$163
Liquefaction Supply Derivatives	733	—	733
Liquefaction Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	(8,172)	—	(8,172)
As of December 31, 2014
Natural Gas Derivatives	1,079	(8)	1,071
Liquefaction Supply Derivatives	662	—	662
Liquefaction Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	11,158	—	11,158
Interest Rate Derivatives	(23,194)	—	(23,194)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Interest expense and related debt fees	$209,692	$97,785
LNG liquefaction costs	76,809	15,753
Total accrued liabilities	$286,501	$113,538

NOTE 6—LONG-TERM DEBT

As of June 30, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	Interest	June 30,	December 31,
	Rate	2015	2014
Long-term debt
2021 Senior Notes	5.625%	$2,000,000	$2,000,000
2022 Senior Notes	6.250%	1,000,000	1,000,000
2023 Senior Notes	5.625%	1,500,000	1,500,000
2024 Senior Notes	5.750%	2,000,000	2,000,000
2025 Senior Notes	5.625%	2,000,000	—
2015 Credit Facilities (1)	(2)	—	—
Total long-term debt		8,500,000	6,500,000
Long-term debt premium
2021 Senior Notes		9,457	10,177
2023 Senior Notes		6,745	7,089
Total long-term debt, net		$8,516,202	$6,517,266

(1)	Matures on the earlier of December 31, 2020 or the second anniversary of the completion date of Trains 1 through 5 of the Liquefaction Project.

(2)
Variable interest rate, at our election, is LIBOR or the base rate plus the applicable margin. The applicable margins for LIBOR loans range from 1.30% to 1.75%, depending on the applicable 2015 Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each quarter.

For the three months ended June 30, 2015 and 2014, we incurred $130.8 million and $95.2 million of total interest cost, respectively, of which we capitalized and deferred $117.9 million and $95.2 million, respectively, of interest cost, including amortization of debt issuance costs, primarily related to the construction of the first four Trains of the Liquefaction Project. For the six months ended June 30, 2015 and 2014, we incurred $246.9 million and $178.7 million of total interest cost, respectively, of which we capitalized and deferred $227.6 million and $178.7 million, respectively, of interest cost, including amortization of debt issuance costs, primarily related to this construction.

Senior Notes

In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes, for which borrowings accrue interest at a fixed rate of 5.625%. The terms of the 2025 Senior Notes are governed by the same common indenture with the other Senior Notes. In connection with the closing of the sale of the 2025 Senior Notes, we entered into a Registration Rights Agreement dated March 3, 2015 (the “2025 Registration Rights Agreement”). Under the terms of the 2025 Registration Rights Agreement, we have agreed, and any future guarantors of the 2025 Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after March 3, 2015 with respect to an offer to exchange any and all of the 2025 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the respective 2025 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

to cause to become effective a shelf registration statement relating to resales of the 2025 Senior Notes. We will be obligated to pay additional interest if we fail to comply with our obligation to register the 2025 Senior Notes within the specified time periods.

2015 Credit Facilities

In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of June 30, 2015, we had $4.6 billion of available commitments and no outstanding borrowings under the 2015 Credit Facilities.

We incurred $89.9 million of debt issuance costs in connection with the 2015 SPL Credit Facilities. In addition to interest, we are required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 Credit Facilities.  The 2015 Credit Facilities also require us to pay a quarterly commitment fee calculated at either: (1) a rate per annum equal to 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 Credit Facility. The principal of the loans made under the 2015 Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 Credit Facilities.

The 2015 Credit Facilities contain conditions precedent for borrowings, as well as customary affirmative and negative covenants. Our obligations under the 2015 Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Under the terms of the 2015 Credit Facilities, within 90 days of the closing date, we are required to hedge not less than 65% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal.
2013 Credit Facilities

 In May 2013, we entered into the 2013 Credit Facilities to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. As of December 31, 2014, we had no outstanding borrowings under the 2013 Credit Facilities. In June 2015, the 2013 Credit Facilities were replaced with the 2015 Credit Facilities.

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Credit Facilities. This termination and the replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Credit Facilities of $7.3 million and $96.3 million for the three and six months ended June 30, 2015, respectively.

Senior LC Agreement

In April 2014, we entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) that we use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project. We pay (1) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (2) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of June 30, 2015 and December 31, 2014, we had issued letters of credit in an aggregate amount of $72.9 million and $9.5 million, respectively, and as of both June 30, 2015 and December 31, 2014,no draws had been made upon any letters of credit issued under the Senior LC Agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes, net of premium (1)	$2,009,457	$2,049,646	$2,010,177	$1,985,050
2022 Senior Notes (1)	1,000,000	1,027,500	1,000,000	1,020,000
2023 Senior Notes, net of premium (1)	1,506,745	1,493,561	1,507,089	1,476,947
2024 Senior Notes (1)	2,000,000	1,982,500	2,000,000	1,970,000
2025 Senior Notes (1)	2,000,000	1,960,000	—	—
2015 Credit Facilities (2)	—	—	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2015 and December 31, 2014, as applicable.

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreements

We recorded general and administrative expense—affiliate of $24.7 million and $15.4 million and operating and maintenance expense—affiliate of $0.1 million and zero during the three months ended June 30, 2015 and 2014, respectively, under the services agreements listed below. We recorded general and administrative expense—affiliate of $39.1 million and $35.2 million and operating and maintenance expense—affiliate of $0.1 million and zero during the six months ended June 30, 2015 and 2014, respectively, under the services agreements listed below.

Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, we will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. Cheniere Investments provides the services required under the Liquefaction O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to SPLNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. During the three months ended June 30, 2015 and 2014, we recorded a recovery of $0.1 million and expense of $15.0 million, respectively, and for the six months ended June 30, 2015 and 2014, we recorded $17.7 million and $14.8 million, respectively, as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing SPA

Cheniere Marketing has entered into an amended and restated SPA with us to purchase, at Cheniere Marketing’s option, LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Commissioning Agreement

In May 2015, we entered into an agreement with a wholly owned subsidiary of Cheniere Marketing that obligates such subsidiary in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, we entered into an agreement with a wholly owned subsidiary of Cheniere Marketing that authorizes such subsidiary to act on our behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC.

LNG Site Sublease Agreement

We have entered into agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $1.0 million. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every 5 years based on a consumer price index, as defined in the sublease agreement. We recorded $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for each of the three months ended June 30, 2015 and 2014 and $0.2 million for each of the six months ended June 30, 2015 and 2014.

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

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG $80.5 million of assets for each of the three and six months ended June 30, 2015 and zero and $0.7 million of assets for the three and six months ended June 30, 2014, respectively.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	$232,923	$276,788
Non-cash distributions to limited partner for conveyance of assets under Cooperation Agreement	80,515	—

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the FASB amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Financial Statements and related disclosures.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. We are currently evaluating the impact of the provisions of this guidance on our Balance Sheets.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In July 2015, the FASB issued revised guidance related to the measurement of inventory. Inventory would be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. This guidance should be adopted prospectively. We are currently evaluating the impact of the provisions of this guidance on our Financial Statements and related disclosures.

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

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

•	statements regarding our planned development and construction of additional Trains, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

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

Overview of Business

We were formed by Cheniere Partners in June 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

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

•	We received authorization from the FERC to site, construct and operate Trains 5 and 6 of the Liquefaction Project.

•
We received authorization from the DOE to export up to a combined total of the equivalent of 503.3 Bcf/yr of domestically produced LNG by vessel from Trains 5 and 6 of the Liquefaction Project to non-FTA countries for a 20-year term.

•	We entered into a lump sum turnkey contract for the engineering, procurement and construction of Train 5 of the Liquefaction Project (the “EPC Contract (Train 5)”).

•
We entered into four credit facilities (collectively, the “2015 Credit Facilities”) totaling $4.6 billion, which replaced our existing credit facilities. The 2015 Credit Facilities will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project.

•	We issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the EPC Contract (Train 5).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2015, we had zero cash and cash equivalents and $996.5 million of current and non-current restricted cash.

Liquefaction Facilities

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In April

2015, we received authorization from the FERC to site, construct and operate Trains 5 and 6. In June 2015, we commenced construction of Train 5 and the related facilities.

The DOE has authorized the export of up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term. The DOE further issued an order authorizing us to export up to the equivalent of approximately 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year period. Our application for authorization to export that same 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries is currently pending at the DOE. Additionally, the DOE further issued orders authorizing us to export up to a combined total of 503.3 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term. The Sierra Club has requested a rehearing of the non-FTA order pertaining to the 503.3 Bcf/yr, and the DOE has not yet ruled on this request. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued.

As of June 30, 2015, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 92.2% and 69.2%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2 through 5 are expected to commence operations on a staggered basis thereafter.

Customers

We have entered into six fixed-price, 20-year SPAs with third parties that in the aggregate equate to approximately 19.75 mtpa of LNG that commence with the date of first commercial delivery for Trains 1 through 5, which are fully permitted. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an amended and restated SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Natural Gas Transportation and Supply

For our natural gas feedstock transportation requirements, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2015, we have secured up to approximately 2,162.8 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2 (“EPC Contract (Trains 1 and 2)”), EPC contract for Trains 3 and 4 (“EPC Contract (Trains 3 and 4)”) and EPC Contract (Train 5) are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through June 30, 2015. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreement

In July 2012, Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, assigned to us a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity, and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. SPLNG has no obligation to provide us with certain services such as (1) harbor, mooring and escort services for LNG vessels, including the provision of tugboats, (2) the transportation of natural gas downstream from the Sabine Pass LNG terminal or the construction of any pipelines to provide such transportation or (3) the marketing of natural gas. We also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to SPLNG.  Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2015 Credit Facilities and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow from the Liquefaction Project by early 2016, when Train 1 of the Liquefaction Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of June 30, 2015, we had five series of senior secured notes outstanding:

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

We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2015 Credit Facilities and a $325.0 million senior letter of credit and reimbursement agreement (the “Senior LC Agreement”) described below.

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of June 30, 2015, we had $4.6 billion of available commitments and no outstanding borrowings under the 2015 Credit Facilities.

Loans under the 2015 Credit Facilities accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.30% to 1.75%, depending on the applicable 2015 Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each quarter. In addition, we are required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 Credit Facilities.  The 2015 Credit Facilities also require us to pay a quarterly commitment fee calculated at either: (1) a rate per annum equal to 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 Credit Facility. The principal of the loans made under the 2015 Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 Credit Facilities.

Our obligations under the 2015 Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Under the terms of the 2015 Credit Facilities, within 90 days of the closing date, we are required to hedge not less than 65% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal.

2013 Credit Facilities
 In May 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Credit Facilities”) to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. In June 2015, the 2013 Credit Facilities were replaced with the 2015 Credit Facilities.

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Credit Facilities. This termination and the replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Credit Facilities of $7.3 million and $96.3 million for the three and six months ended June 30, 2015, respectively.

Senior LC Agreement

In April 2014, we entered into the Senior LC Agreement that we use for the issuance of letters of credit for certain working capital requirements related to the Liquefaction Project.  We pay (1) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Senior LC Agreement and (2) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Senior LC Agreement. If draws are made upon any letters of credit issued under the Senior LC Agreement, the amount of the draw will be deemed a loan issued to us.  We are required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the Senior LC Agreement. As of June 30, 2015, we had issued letters of credit in an aggregate amount of $72.9 million and no draws had been made upon any letters of credit issued under the Senior LC Agreement.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2015	2014
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,000,000	$2,584,500
Use of restricted cash for the acquisition of property, plant and equipment	1,448,523	1,255,046
Capital contributions from Cheniere Partners	15,149	9,715
Other	—	2,517
Total sources of cash and cash equivalents	3,463,672	3,851,778
Uses of cash and cash equivalents
Investment in restricted cash	(1,870,151)	(2,332,018)
Property, plant and equipment, net	(1,398,960)	(1,257,563)
Repayments of long-term debt	—	(177,000)
Debt issuance and deferred financing costs	(144,998)	(85,197)
Other	(49,563)	—
Total uses of cash and cash equivalents	(3,463,672)	(3,851,778)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayments of Long-Term Debt

In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes. In June 2015, we entered into the 2015 Credit Facilities aggregating $4.6 billion, which terminated and replaced the 2013 Credit Facilities. Debt issuance and deferred financing costs in the six months ended June 30, 2015 primarily relate to up-front fees paid upon the closing of these transactions.  In May 2014, we issued the 2024 Senior Notes and additional 5.625% Senior Secured Notes due 2023 in an aggregate principal amount of $0.5 billion (the “Additional 2023 Senior Notes”) for total net proceeds of approximately $2.5 billion. Debt issuance and deferred financing costs in the six months ended June 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

During the six months ended June 30, 2014, we repaid our $177.0 million of borrowings under the 2013 Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the six months ended June 30, 2015 and 2014, we used $1,448.5 million and $1,255.0 million, respectively, of restricted cash for investing activities to fund $1,399.0 million and a portion of the $1,257.6 million, respectively, of construction costs for Trains 1 through 5 of the Liquefaction Project.  The costs associated with the construction of Trains 1 through 5 of the Liquefaction Project are capitalized as construction-in-process.
Investment in Restricted Cash

In the six months ended June 30, 2015, we invested $1,870.1 million in restricted cash primarily related to the net proceeds from the 2025 Senior Notes. In the six months ended June 30, 2014, we invested $2,332.0 million in restricted cash primarily related to the net proceeds from the 2024 Senior Notes and the Additional 2023 Senior Notes issued in May 2014.

Capital Contributions from Cheniere Partners

During the six months ended June 30, 2015 and 2014, we received equity contributions from Cheniere Partners in amounts totaling $15.1 million and $9.7 million, respectively. The increase in equity contributions is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements in the six months ended June 30, 2014.

Other

Other cash outflows increased from $2.5 million of cash inflows during the six months ended June 30, 2014 to $49.6 million of cash outflows during the six months ended June 30, 2015, primarily for payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Our net loss decreased $165.4 million, from $213.5 million in the three months ended June 30, 2014, to $48.1 million in the three months ended June 30, 2015. The decrease in net loss was primarily a result of decreased loss on early extinguishment of debt, increased derivative gain (loss), net and decreased terminal use agreement maintenance expense, partially offset by increased interest expense, net.

Loss on early extinguishment of debt decreased $107.1 million in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due to the $114.3 million write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Credit Facilities in May 2014, whereas the termination and replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees of $7.3 million. Derivative gain (loss), net increased $61.5 million from a loss of $60.3 million in the three months ended June 30, 2014 to a gain of $1.2 million in the three months ended June 30, 2015, primarily due to a decrease in long-term LIBOR during the three months ended June 30, 2014 and the loss recognized in May 2014 upon the termination of interest rate swaps associated with approximately $2.1 billion of commitments that were terminated under the 2013 Credit Facilities. Terminal use agreement maintenance expense (recovery) decreased $15.2 million in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily as a result of our proportionate share of the costs incurred during the three months ended June 30, 2014 to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we did not incur during the three months ended June 30, 2015.

Interest expense, net increased from zero in the three months ended June 30, 2014 to $12.9 million in the three months ended June 30, 2015, due to interest expense incurred in the three months ended June 30, 2015 in excess of the amount we were able to capitalize; whereas, all interest incurred in the three months ended June 30, 2014 was capitalized. For the three months ended June 30, 2015 and 2014, we incurred $130.8 million and $95.2 million of total interest cost, respectively, of which we capitalized and deferred $117.9 million and $95.2 million, respectively.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Our net loss decreased $55.6 million, from $273.3 million in the six months ended June 30, 2014, to $217.7 million in the six months ended June 30, 2015. The decrease in net loss was primarily a result of decreased derivative loss, net and decreased loss on early extinguishment of debt, partially offset by increased interest expense, net.

Derivative loss, net decreased $60.0 million in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The higher derivative loss recognized during the six months ended June 30, 2014 was attributable to a decrease in long-term LIBOR during that period, as compared to minimal effect of the movement in long-term LIBOR on derivative loss for the six months ended June 30, 2015 as a result of a lower notional amount of interest rate derivatives. The $35.2 million derivative loss recognized during the six months ended June 30, 2015 was primarily attributable to the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the 2013 Credit Facilities. Loss on early extinguishment of debt decreased $18.1 million in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to $96.3 million in write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities in March 2015 and the replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015, as compared to $114.3 million in write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Credit Facilities in May 2014.

Interest expense, net increased from zero in the six months ended June 30, 2014, to $19.3 million in the six months ended June 30, 2015, due to interest expense incurred in the six months ended June 30, 2015 in excess of the amount we were able to capitalize; whereas, all interest incurred in the six months ended June 30, 2014 was capitalized. For the six months ended June 30, 2015 and 2014, we incurred $246.9 million and $178.7 million of total interest cost, respectively, of which we capitalized and deferred $227.6 million and $178.7 million, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Natural Gas Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our Natural Gas Derivatives was approximately $36,000 as of June 30, 2015.

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of our Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of June 30, 2015, we estimated the fair value of our Liquefaction Supply Derivatives to be $0.4 million. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying basis price would have resulted in a change in the fair value of our Liquefaction Supply Derivatives of $0.4 million as of June 30, 2015.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $3.5 million as of June 30, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015

10.4*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment)

10.5
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.6
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.7
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM"), as the KEXIM Direct Facility Lender, Shinhan Bank New York Branch, as the KEXIM Facility Agent, and Société Générale, as the Common Security Trustee (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.8
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.9
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

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

SABINE PASS LIQUEFACTION, LLC

Date:	July 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	July 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)