Form 10-Q
period 2015-09-30
Sabine Pass Liquefaction, LLC
filed 2015-10-30
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	a refrigerant compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	327,150	155,810
Accounts receivable—affiliate	1,678	2,750
Advances to affiliate	36,623	23,969
Other current assets	7,953	3,541
Other current assets—affiliate	2,848	153
Total current assets	376,252	186,223

Non-current restricted cash	—	457,053
Property, plant and equipment, net	9,205,564	6,962,395
Debt issuance costs, net	297,374	228,913
Non-current derivative assets	30,657	11,744
Other non-current assets	162,772	99,417
Total assets	$10,072,619	$7,945,745

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$4,978	$5,974
Accrued liabilities	290,823	113,538
Due to affiliates	24,591	13,051
Derivative liabilities	7,388	23,247
Total current liabilities	327,780	155,810

Long-term debt, net	8,765,660	6,517,266
Non-current derivative liabilities	8,832	268
Other non-current liabilities—affiliate	3,928	—

Member’s equity	966,419	1,272,401
Total liabilities and member’s equity	$10,072,619	$7,945,745

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense (income)	(30,483)	2,224	(27,521)	4,836
Operating and maintenance expense—affiliate	328	29	456	34
Terminal use agreement maintenance expense (income)	(837)	10,064	16,684	24,497
Terminal use agreement maintenance expense—affiliate	130	169	308	506
Depreciation expense	461	310	1,279	671
Development expense	113	1,383	2,631	8,671
Development expense—affiliate	152	329	562	723
General and administrative expense	1,307	513	4,027	3,859
General and administrative expense—affiliate	18,938	17,215	58,304	52,644
Total expenses (income)	(9,891)	32,236	56,730	96,441

Income (loss) from operations	9,891	(32,236)	(56,730)	(96,441)

Other income (expense)
Interest expense, net of capitalized interest	(11,952)	(16,773)	(31,261)	(16,773)
Loss on early extinguishment of debt	—	—	(96,273)	(114,335)
Derivative gain (loss), net	(10,872)	5,379	(46,541)	(89,222)
Other income (expense)	98	71	320	(105)
Total other expense	(22,726)	(11,323)	(173,755)	(220,435)

Net loss	$(12,835)	$(43,559)	$(230,485)	$(316,876)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2014	$1,272,401	$1,272,401
Capital contributions from Cheniere Partners	15,297	15,297
Non-cash distributions to affiliates	(90,794)	(90,794)
Net loss	(230,485)	(230,485)
Balance at September 30, 2015	$966,419	$966,419

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(230,485)	$(316,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash terminal use agreement maintenance expense	16,610	23,505
Depreciation expense	1,279	671
Amortization of debt issuance costs and premium	1,736	—
Loss on extinguishment of debt	96,273	114,335
Total losses on derivatives, net	13,136	89,670
Net cash used for settlement of derivative instruments	(40,990)	(20,245)
Changes in restricted cash for certain operating activities	230,187	119,196
Changes in operating assets and liabilities:
Advances to affiliate	(12,654)	1,612
LNG inventory	1,952	(24,499)
Accounts payable	(5,621)	5,033
Accrued liabilities	(38,294)	1,018
Due to affiliates	(10,029)	9,639
Other, net	(3,825)	(3,188)
Other—affiliate	(19,275)	129
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment, net	(2,094,567)	(1,888,589)
Use of restricted cash for the acquisition of property, plant and equipment	2,144,821	1,900,776
Other	(50,254)	(12,187)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,250,000	2,584,500
Repayments of long-term debt	—	(177,000)
Debt issuance and deferred financing costs	(176,002)	(94,290)
Investment in restricted cash	(2,089,295)	(2,323,620)
Capital contributions from Cheniere Partners	15,297	10,410
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

During 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Credit Facilities”). In June 2015, we entered into four credit facilities aggregating $4.6 billion (collectively, the “2015 Credit Facilities”), which replaced the 2013 Credit Facilities. Under the terms and conditions of the 2015 Credit Facilities (and previously the 2013 Credit Facilities), we are required to deposit all cash received into reserve accounts controlled by a collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to our natural gas liquefaction facilities that are being developed and constructed in Cameron Parish, Louisiana (the “Liquefaction Project”); therefore, these amounts are shown as restricted cash on our Balance Sheets.

During 2013, we issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “Initial 2023 Senior Notes”). During 2014, we issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) and additional 5.625% Senior Secured Notes due 2023 in an aggregate principal amount of $0.5 billion, before premium (the “Additional 2023 Senior Notes” and collectively with the Initial 2023 Senior Notes, the “2023 Senior Notes”). In March 2015, we issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes and the 2024 Senior Notes, the “Senior Notes”). The use of cash proceeds from the Senior Notes is restricted to the payment of liabilities related to the Liquefaction Project; therefore, these amounts are shown as restricted cash on our Balance Sheets. See Note 6—Long-Term Debt for additional details about our long-term debt.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of September 30, 2015 and December 31, 2014, we classified $327.2 million and $155.8 million, respectively, as current restricted cash for the payment of current liabilities, including interest payments, related to the Liquefaction Project and zero and $457.1 million, respectively, as non-current restricted cash for future Liquefaction Project construction costs.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$13,171	$12,821
LNG terminal construction-in-process	9,187,749	6,946,242
Accumulated depreciation	(540)	(260)
Total LNG terminal costs, net	9,200,380	6,958,803
Fixed assets
Furniture and fixtures	1,154	1,154
Vehicles	1,379	854
Machinery and equipment	339	339
Other	4,358	2,292
Accumulated depreciation	(2,046)	(1,047)
Total fixed assets, net	5,184	3,592
Property, plant and equipment, net	$9,205,564	$6,962,395

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements and associated economic hedges to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”); and

•
interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 Credit Facilities (and previously the 2013 Credit Facilities) (“Interest Rate Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$423	$—	$423	$—	$1,071	$—	$1,071
Liquefaction Supply Derivatives asset	—	—	32,546	32,546	—	—	342	342
Interest Rate Derivatives liability	—	(15,738)	—	(15,738)	—	(12,036)	—	(12,036)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The estimated fair values of our Natural Gas Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

The fair value of substantially all of our Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models also include conditions precedent to the respective long-term natural gas purchase agreements. As of September 30, 2015 and December 31, 2014, some of our Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. In the absence of infrastructure to accommodate marketable physical gas flow, our internal fair value models are based on a market price that equates to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

There were no transfers into or out of Level 3 Liquefaction Supply Derivatives for the three and nine months ended September 30, 2015 and 2014. As all of our physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2015:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$32,546	Income Approach	Basis Spread	$ (0.350) - $0.050

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position.

Commodity Derivatives

We recognize all commodity derivative instruments, including our Natural Gas Derivatives and our Liquefaction Supply Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	September 30, 2015			December 31, 2014
	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total	Natural Gas Derivatives (1)	Liquefaction Supply Derivatives	Total
Balance Sheet Location
Other current assets	$423	$2,371	$2,794	$1,071	$76	$1,147
Non-current derivative assets	—	30,657	30,657	—	586	586
Total derivative assets	423	33,028	33,451	1,071	662	1,733

Derivative liabilities	—	(349)	(349)	—	(53)	(53)
Non-current derivative liabilities	—	(133)	(133)	—	(267)	(267)
Total derivative liabilities	—	(482)	(482)	—	(320)	(320)

Derivative asset, net	$423	$32,546	$32,969	$1,071	$342	$1,413

(1)
Does not include collateral calls of $0.3 million and $1.0 million for such contracts, which are included in other current assets in our Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded in operating and maintenance expense (income) on our Statements of Operations during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Natural Gas Derivatives gain (loss)	$778	$129	$1,221	$(448)
Liquefaction Supply Derivatives gain (1)	32,103	—	32,184	—

(1)	There were no physical settlements during the reporting period.

Natural Gas Derivatives

Our Natural Gas Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities.

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to secure natural gas feedstock for the Liquefaction Project. The terms of the physical contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Liquefaction Supply Derivatives are reported in earnings. As of September 30, 2015, we have secured up to approximately 2,156.6 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements, of which the forward notional natural gas buy position of our Liquefaction Supply Derivatives was approximately 1,244.1 million MMBtu, which were recorded as derivatives due to minimum purchase requirements.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities, as discussed in Note 6—Long-Term Debt. In May 2014, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $9.3 million within our Statements of Operations in conjunction with the early termination of approximately $2.1 billion of commitments under the 2013 Credit Facilities.

At September 30, 2015, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest Rate Derivatives	Derivative liabilities	$(7,039)	$(23,194)
Interest Rate Derivatives	Non-current derivative assets (Non-current derivative liabilities)	(8,699)	11,158

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Rate Derivatives gain (loss)	$(10,872)	$5,379	$(46,541)	$(89,222)

Balance Sheet Presentation

Our Commodity Derivatives and Interest Rate Derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2015
Natural Gas Derivatives	$460	$(37)	$423
Liquefaction Supply Derivatives	33,028	—	33,028
Liquefaction Supply Derivatives	(482)	—	(482)
Interest Rate Derivatives	(15,738)	—	(15,738)
As of December 31, 2014
Natural Gas Derivatives	1,079	(8)	1,071
Liquefaction Supply Derivatives	662	—	662
Liquefaction Supply Derivatives	(320)	—	(320)
Interest Rate Derivatives	11,158	—	11,158
Interest Rate Derivatives	(23,194)	—	(23,194)

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Interest expense and related debt fees	$113,267	$97,785
Liquefaction Project costs	177,556	15,753
Total accrued liabilities	$290,823	$113,538

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of September 30, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	Interest	September 30,	December 31,
	Rate	2015	2014
Long-term debt
2021 Senior Notes	5.625%	$2,000,000	$2,000,000
2022 Senior Notes	6.250%	1,000,000	1,000,000
2023 Senior Notes	5.625%	1,500,000	1,500,000
2024 Senior Notes	5.750%	2,000,000	2,000,000
2025 Senior Notes	5.625%	2,000,000	—
2015 Credit Facilities (1)	(2)	250,000	—
Working Capital Facility (3)	(4)	—	—
Total long-term debt		8,750,000	6,500,000
Long-term debt premium
2021 Senior Notes		9,090	10,177
2023 Senior Notes		6,570	7,089
Total long-term debt, net		$8,765,660	$6,517,266

(1)	Matures on the earlier of December 31, 2020 or the second anniversary of the completion date of Trains 1 through 5 of the Liquefaction Project.

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

(3)
Matures on December 31, 2020, with various terms for underlying loans as further described below under Working Capital Facility. As of September 30, 2015 and December 31, 2014, no loans were outstanding under the Working Capital Facility or the LC Agreement it replaced.

(4)	Variable interest rates, based on LIBOR or the base rate, as further described below under Working Capital Facility.

For the three months ended September 30, 2015 and 2014, we incurred $141.1 million and $109.6 million of total interest cost, respectively, of which we capitalized and deferred $129.1 million and $92.8 million, respectively, including amortization of debt issuance costs, primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2015 and 2014, we incurred $388.0 million and $288.3 million of total interest cost, respectively, of which we capitalized and deferred $356.7 million and $271.5 million, respectively, including amortization of debt issuance costs, primarily related to this construction.

Senior Notes

In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes, for which borrowings accrue interest at a fixed rate of 5.625%. The terms of the 2025 Senior Notes are governed by the same common indenture with the other Senior Notes. In connection with the closing of the sale of the 2025 Senior Notes, we entered into a Registration Rights Agreement dated March 3, 2015 (the “2025 Registration Rights Agreement”). Under the terms of the 2025 Registration Rights Agreement, we have agreed, and any future guarantors of the 2025 Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after March 3, 2015 with respect to an offer to exchange any and all of the 2025 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the respective 2025 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 Senior Notes. We will be obligated to pay additional interest if we fail to comply with our obligation to register the 2025 Senior Notes within the specified time period.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2015 Credit Facilities

In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of September 30, 2015, we had $4.3 billion of available commitments and $250.0 million of outstanding borrowings under the 2015 Credit Facilities.

We incurred $88.2 million of debt issuance costs in connection with the 2015 Credit Facilities. In addition to interest, we are required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 Credit Facilities.  The 2015 Credit Facilities also require us to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 Credit Facility. The principal of the loans made under the 2015 Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 Credit Facilities.

The 2015 Credit Facilities contain conditions precedent for borrowings, as well as customary affirmative and negative covenants. Our obligations under the 2015 Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes and the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”) described below.

Under the terms of the 2015 Credit Facilities, we are required to hedge not less than 65% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal.
2013 Credit Facilities

 In May 2013, we entered into the 2013 Credit Facilities to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. As of December 31, 2014, we had no outstanding borrowings under the 2013 Credit Facilities. In June 2015, the 2013 Credit Facilities were replaced with the 2015 Credit Facilities.

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Credit Facilities. This termination and the replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Credit Facilities of $96.3 million for the nine months ended September 30, 2015.

Working Capital Facility

In September 2015, we entered into a $1.2 billion Working Capital Facility, which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “LC Agreement”). The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit (“Letters of Credit”), as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2015, we had $1.1 billion of available commitments, $127.6 million aggregate amount of issued Letters of Credit and no Working Capital Loans, Swing Line Loans or loans deemed made in connection with a draw upon a Letter of Credit (“LC Loans” and collectively with Working Capital Loans and Swing Line Loans, the “Working Capital Facility Loans”) outstanding under the Working Capital Facility. As of December 31, 2014, we had issued letters of credit in an aggregate amount of $9.5 million, and no draws had been made upon any letters of credit issued under the LC Agreement.

Working Capital Facility Loans accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR Working Capital Facility Loans is 1.75% per annum, and the applicable margin for base rate Working Capital Facility Loans is

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

0.75% per annum. Interest on Swing Line Loans and LC Loans is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

We incurred $27.5 million of debt issuance costs in connection with the Working Capital Facility. We pay (1) a commitment fee on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans in an amount equal to an annual rate of 0.70% and (2) a Letter of Credit fee equal to an annual rate of 1.75% of the undrawn portion of all Letters of Credit issued under the Working Capital Facility. If draws are made upon a Letter of Credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2015, no LC Draws had been made upon any Letters of Credit issued under the Working Capital Facility.

The Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. LC Loans have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes and 2015 Credit Facilities.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Senior Notes, net of premium (1)	$2,009,090	$1,853,386	$2,010,177	$1,985,050
2022 Senior Notes (1)	1,000,000	930,000	1,000,000	1,020,000
2023 Senior Notes, net of premium (1)	1,506,570	1,344,614	1,507,089	1,476,947
2024 Senior Notes (1)	2,000,000	1,765,000	2,000,000	1,970,000
2025 Senior Notes (1)	2,000,000	1,755,000	—	—
2015 Credit Facilities (2)	250,000	250,000	—	—
Working Capital Facility (2)	—	—	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2015 and December 31, 2014, as applicable.

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

LNG Terminal-Related Agreements

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

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to SPLNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. We recorded terminal use agreement maintenance expense (income) (including affiliate) related to this obligation of $(0.7) million and $10.2 million during the three months ended September 30, 2015 and 2014, respectively, and $17.0 million and $25.0 million during the nine months ended September 30, 2015 and 2014, respectively.

Cheniere Marketing SPA

Cheniere Marketing has entered into an amended and restated SPA with us to purchase, at Cheniere Marketing’s option, LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Commissioning Agreement

In May 2015, we entered into an agreement with Cheniere Marketing that obligates Cheniere Marketing, in certain circumstances, to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, we entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on our behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC.

Services Agreements

We recorded general and administrative expense—affiliate of $18.7 million and $17.1 million and operating and maintenance expense—affiliate of $0.3 million and $29,000 during the three months ended September 30, 2015 and 2014, respectively, under the services agreements listed below. We recorded general and administrative expense—affiliate of $57.8 million and $52.3 million and operating and maintenance expense—affiliate of $0.5 million and $34,000 during the nine months ended September 30, 2015 and 2014, respectively, under the services agreements listed below.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month, which is recorded as general and administrative expense—affiliate on our Statements of Operations. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, we will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train.

Liquefaction MSA

We have entered into a management services agreement (the “Liquefaction MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Under the Liquefaction MSA, we pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month, which is recorded as general and administrative expense—affiliate on our Statements of Operations. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

LNG Site Sublease Agreement

We have entered into agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The annual sublease payment is $1.0 million. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every 5 years based on a consumer price index, as defined in the sublease agreement. We recorded $0.2 million and $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG zero and $80.5 million of assets for the three and nine months ended September 30, 2015, respectively, and zero and $0.7 million of assets for the three and nine months ended September 30, 2014, respectively.

Interconnect Agreement
We have entered into an agreement with CTPL to construct certain interconnect facilities between a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines and the Liquefaction Project, with ownership and responsibility for maintenance and operation being transferred to CTPL following construction. Upon completion of construction activities during the three months ended September 30, 2015, we conveyed to CTPL $10.1 million of assets under this agreement for each of the three and nine months ended September 30, 2015.

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

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2015	2014
Cash paid during the year for interest, net of amounts capitalized and deferred	$13,471	$—
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	358,299	270,761
Non-cash distributions to affiliates for conveyance of assets	90,645	745
Other non-cash distribution to affiliates	149	—
Non-cash conveyance of assets to non-affiliate	13,169	—

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the FASB amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Financial Statements and related disclosures.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In August 2015, the FASB further issued guidance clarifying the SEC staff’s position on presentation and subsequent measurement of debt issuance costs incurred in connection with line of credit arrangements. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. We are currently evaluating the impact of the provisions of this guidance on our Balance Sheets.

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

•
We entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”), which replaced our existing Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “LC Agreement”). The Working Capital Facility will be used primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2015, we had zero cash and cash equivalents and $327.2 million of current and non-current restricted cash.

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

The DOE has authorized the export of up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term. The DOE further issued an order authorizing us to export up to the equivalent of approximately 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year period. Our application for authorization to export that same 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries is currently pending at the DOE. Additionally, the DOE issued orders authorizing us to export up to a combined total of 503.3 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term. The Sierra Club has requested a rehearing of the non-FTA order pertaining to the 503.3 Bcf/yr, and the DOE has not yet ruled on this request. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued.

As of September 30, 2015, the overall project completion percentage for Trains 1 and 2 of the Liquefaction Project was approximately 95.2%, which is ahead of the contractual schedule. As of September 30, 2015, the overall project completion percentage for Trains 3 and 4 of the Liquefaction Project was approximately 73.6%, which is also ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2 through 5 are expected to commence operations on a staggered basis thereafter.

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

Natural Gas Transportation and Supply

For our natural gas feedstock transportation requirements, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2015, we have secured up to approximately 2,156.6 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, EPC contract for Trains 3 and 4 and EPC Contract (Train 5) are approximately $4.1 billion, $3.8 billion and $2.9 billion, respectively, reflecting amounts incurred under change orders through September 30, 2015. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2015 Credit Facilities, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow from the Liquefaction Project by early 2016.

Senior Secured Notes

As of September 30, 2015, we had five series of senior secured notes outstanding:

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

We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2015 Credit Facilities and the Working Capital Facility.

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of September 30, 2015, we had $4.3 billion of available commitments and $250.0 million of outstanding borrowings under the 2015 Credit Facilities.

Loans under the 2015 Credit Facilities accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.30% to 1.75%, depending on the applicable 2015 Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each quarter. In addition, we are required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 Credit Facilities.  The 2015 Credit Facilities also require us to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment, or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 Credit Facility. The principal of the loans made under the 2015 Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 Credit Facilities.

Our obligations under the 2015 Credit Facilities are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes and the Working Capital Facility.

Under the terms of the 2015 Credit Facilities, we are required to hedge not less than 65% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal.

2013 Credit Facilities
 In May 2013, we entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Credit Facilities”) to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. In June 2015, the 2013 Credit Facilities were replaced with the 2015 Credit Facilities.

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Credit Facilities. This termination and the replacement of the 2013 Credit Facilities with the 2015

Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Credit Facilities of $96.3 million for the nine months ended September 30, 2015.

Working Capital Facility

In September 2015, we entered into a $1.2 billion Working Capital Facility, which replaced the $325.0 million LC Agreement. The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit (“Letters of Credit”), as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2015, we had $1.1 billion of available commitments, $127.6 million aggregate amount of issued Letters of Credit and no Working Capital Loans, Swing Line Loans or loans deemed made in connection with a draw upon a Letter of Credit (“LC Loans” and collectively with Working Capital Loans and Swing Line Loans, the “Working Capital Facility Loans”) outstanding under the Working Capital Facility. As of December 31, 2014, we had issued letters of credit in an aggregate amount of $9.5 million, and no draws had been made upon any letters of credit issued under the LC Agreement.

Working Capital Facility Loans accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR Working Capital Facility Loans is 1.75% per annum, and the applicable margin for base rate Working Capital Facility Loans is 0.75% per annum. Interest on Swing Line Loans and LC Loans is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

We incurred $27.5 million of debt issuance costs in connection with the Working Capital Facility. We pay (1) a commitment fee on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans in an amount equal to an annual rate of 0.70% and (2) a Letter of Credit fee equal to an annual rate of 1.75% of the undrawn portion of all Letters of Credit issued under the Working Capital Facility. If draws are made upon a Letter of Credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2015, no LC Draws had been made upon any Letters of Credit issued under the Working Capital Facility.

The Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. LC Loans have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes and 2015 Credit Facilities.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2015	2014
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,250,000	$2,584,500
Use of restricted cash for the acquisition of property, plant and equipment	2,144,821	1,900,776
Capital contributions from Cheniere Partners	15,297	10,410
Total sources of cash and cash equivalents	4,410,118	4,495,686
Uses of cash and cash equivalents
Investment in restricted cash	(2,089,295)	(2,323,620)
Property, plant and equipment, net	(2,094,567)	(1,888,589)
Repayments of long-term debt	—	(177,000)
Debt issuance and deferred financing costs	(176,002)	(94,290)
Other	(50,254)	(12,187)
Total uses of cash and cash equivalents	(4,410,118)	(4,495,686)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayments of Long-Term Debt

In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes. In June 2015, we entered into the 2015 Credit Facilities aggregating $4.6 billion, which terminated and replaced the 2013 Credit Facilities, and borrowed $250.0 million under this facility for the nine months ended September 30, 2015. Debt issuance and deferred financing costs in the nine months ended September 30, 2015 primarily relate to up-front fees paid upon the closing of these transactions.  In May 2014, we issued the 2024 Senior Notes and additional 5.625% Senior Secured Notes due 2023 in an aggregate principal amount of $0.5 billion (the “Additional 2023 Senior Notes”) for total net proceeds of approximately $2.5 billion. Debt issuance and deferred financing costs in the nine months ended September 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

During the nine months ended September 30, 2014, we repaid our $177.0 million of borrowings under the 2013 Credit Facilities upon the issuance of the Additional 2023 Senior Notes and the 2024 Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the nine months ended September 30, 2015 and 2014, we used $2,144.8 million and $1,900.8 million, respectively, of restricted cash for investing activities primarily to fund $2,094.6 million and $1,888.6 million, respectively, of construction costs for Trains 1 through 5 of the Liquefaction Project.  The costs associated with the construction of Trains 1 through 5 of the Liquefaction Project are capitalized as construction-in-process.
Investment in Restricted Cash

In the nine months ended September 30, 2015, we invested $2,089.3 million in restricted cash primarily related to the net proceeds from the 2025 Senior Notes and the borrowings under the 2015 Credit Facilities, net of deferred financing costs. In the nine months ended September 30, 2014, we invested $2,323.6 million in restricted cash primarily related to the net proceeds from the 2024 Senior Notes and the Additional 2023 Senior Notes issued in May 2014.

Capital Contributions from Cheniere Partners

During the nine months ended September 30, 2015 and 2014, we received equity contributions from Cheniere Partners in amounts totaling $15.3 million and $10.4 million, respectively. The increase in equity contributions is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements in the nine months ended September 30, 2014.

Other

Other cash outflows increased from $12.2 million during the nine months ended September 30, 2014 to $50.3 million during the nine months ended September 30, 2015, primarily for payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Our net loss decreased $30.8 million, from $43.6 million in the three months ended September 30, 2014, to $12.8 million in the three months ended September 30, 2015. The decrease in net loss was primarily a result of decreased operating and maintenance expense (income), decreased terminal use agreement maintenance expense and decreased interest expense, net of amounts capitalized, partially offset by increased derivative loss, net.

Operating and maintenance expense decreased $32.7 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to a $32.2 million increase in fair value for our natural gas purchase agreements recorded for the period, which we recognized following the completion and placement into service of certain modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas purchase agreements. Excluding this amount, operating and maintenance expense would have been $1.7 million during the three months ended September 30, 2015, which is comparable to $2.2 million incurred during the three months ended September 30, 2014.

Terminal use agreement maintenance expense decreased $10.9 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily as a result of our proportionate share of the costs incurred during the three months ended September 30, 2014 to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we did not incur during the three months ended September 30, 2015. Interest expense, net of amounts capitalized decreased $4.8 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to the greater portion of interest expense incurred in the three months ended September 30, 2015 that we were able to capitalize compared to the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we incurred $141.1 million and $109.6 million of total interest cost, respectively, of which we capitalized and deferred $129.1 million and $92.8 million, respectively.

Partially offsetting the above decrease in expenses, derivative loss, net increased $16.3 million from a net gain of $5.4 million in the three months ended September 30, 2014 to a net loss of $10.9 million in the three months ended September 30, 2015, primarily as a result of a decrease in long-term LIBOR during the three months ended September 30, 2015, as compared to an increase in long-term LIBOR during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Our net loss decreased $86.4 million, from $316.9 million in the nine months ended September 30, 2014, to $230.5 million in the nine months ended September 30, 2015. The decrease in net loss was primarily a result of decreased derivative loss, net, decreased operating and maintenance expense (income) and decreased loss on early extinguishment of debt, partially offset by increased interest expense, net of amounts capitalized.

Derivative loss, net decreased $42.7 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The higher derivative loss recognized during the nine months ended September 30, 2014 was attributable to a decrease in long-term LIBOR during that period, as compared to minimal effect of the movement in long-term LIBOR on derivative loss for the nine months ended September 30, 2015 as a result of a lower notional amount of interest rate derivatives.

The $46.5 million derivative loss recognized during the nine months ended September 30, 2015 was primarily attributable to the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the 2013 Credit Facilities.

Operating and maintenance expense (income) decreased $32.4 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $32.2 million increase in fair value for our natural gas purchase agreements recorded for the period, which we recognized following the completion and placement into service of certain modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas purchase agreements. Excluding this amount, operating and maintenance expense would have been $4.7 million during the nine months ended September 30, 2015, which is comparable to $4.8 million incurred during the nine months ended September 30, 2014.

Loss on early extinguishment of debt decreased $18.1 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to the write-off of $96.3 million in debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities in March 2015 and the replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015, as compared to the write-off of $114.3 million in debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Credit Facilities in May 2014.

Partially offsetting the above decrease in expenses, interest expense, net of amounts capitalized increased $14.5 million in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily as a result of an increase in our indebtedness outstanding as of September 30, 2015 compared to September 30, 2014. For the nine months ended September 30, 2015 and 2014, we incurred $388.0 million and $288.3 million of total interest cost, respectively, of which we capitalized and deferred $356.7 million and $271.5 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Natural Gas Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our Natural Gas Derivatives was approximately $32,000 as of September 30, 2015.

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of our Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of September 30, 2015, we estimated the fair value of our Liquefaction Supply Derivatives to be $33.8 million. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying basis price would have resulted in a change in the fair value of our Liquefaction Supply Derivatives of $0.9 million as of September 30, 2015.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $2.6 million as of September 30, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015

10.3
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender, Société Générale, as the Common Security Trustee, and the senior lenders party thereto from time to time and for the benefit of HSBC Bank USA, National Association, ING Capital LLC, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Documentation Agents, ABN Amro Capital USA LLC, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD. and Société Générale, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Syndication Agents, Industrial and Commercial Bank of China Limited, New York Branch and Lloyds Bank PLC, as Mandated Lead Arrangers, and Landesbank Baden-Württemberg, New York Branch, as Manager (Incorporated by reference to Exhibit 10.1 to the Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.4
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.5
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.6
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

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

SABINE PASS LIQUEFACTION, LLC

Date:	October 29, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 29, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)