Form 10-Q
period 2016-03-31
Sabine Pass Liquefaction, LLC
filed 2016-05-05
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	177,609	189,260
Accounts and interest receivable	5,292	577
Accounts receivable—affiliate	15,006	2,457
Advances to affiliate	16,594	28,312
Inventory	20,266	5,742
Other current assets	8,390	8,412
Total current assets	243,157	234,760

Property, plant and equipment, net	10,382,268	9,841,407
Debt issuance costs, net	125,504	132,091
Non-current derivative assets	28,210	30,304
Other non-current assets	182,732	194,818
Total assets	$10,961,871	$10,433,380

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$15,320	$13,420
Accrued liabilities	271,365	201,559
Current debt	125,000	15,000
Due to affiliates	28,117	53,848
Derivative liabilities	7,288	6,430
Total current liabilities	447,090	290,257

Long-term debt, net	9,869,379	9,205,559
Non-current derivative liabilities	11,250	2,884
Other non-current liabilities—affiliate	1,658	3,393

Member’s equity	632,494	931,287
Total liabilities and member’s equity	$10,961,871	$10,433,380

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
LNG revenues	$—	$—
Other revenues	28	—
Total revenues	28	—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,688	—
Operating and maintenance expense	4,435	1,710
Operating and maintenance expense—affiliate	1,014	50
Terminal use agreement maintenance expense	57	17,800
Terminal use agreement maintenance expense—affiliate	208	35
Development expense	66	1,151
Development expense—affiliate	129	204
General and administrative expense	1,299	1,158
General and administrative expense—affiliate	17,055	14,575
Depreciation and amortization expense	2,138	406
Total expenses	30,089	37,089

Loss from operations	(30,061)	(37,089)

Other income (expense)
Interest expense, net of capitalized interest	(6,006)	(6,394)
Loss on early extinguishment of debt	—	(88,992)
Derivative loss, net	(11,278)	(37,138)
Other income	104	64
Total other expense	(17,180)	(132,460)

Net loss	$(47,241)	$(169,549)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2015	$931,287	$931,287
Capital contributions from Cheniere Partners	1,250	1,250
Non-cash distributions to affiliates	(252,802)	(252,802)
Net loss	(47,241)	(47,241)
Balance at March 31, 2016	$632,494	$632,494

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(47,241)	$(169,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash terminal use agreement maintenance expense	160	16,725
Depreciation and amortization expense	2,138	406
Loss on early extinguishment of debt	—	88,992
Total losses on derivatives, net	14,694	36,439
Net cash used for settlement of derivative instruments	(2,832)	(37,062)
Changes in restricted cash for certain operating activities	42,988	53,635
Changes in operating assets and liabilities:
Advances to affiliate	—	11,266
Inventory	(2,721)	—
Accounts payable and accrued liabilities	(2,538)	(1,082)
Due to affiliates	(1,666)	23,597
Other, net	(4,450)	(656)
Other—affiliate	1,468	(22,711)
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment, net	(711,756)	(529,188)
Use of restricted cash for the acquisition of property, plant and equipment	739,913	559,801
Other	(28,157)	(30,613)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of debt	785,000	2,000,000
Repayments of debt	(15,000)	—
Debt issuance and deferred financing costs	—	(49,662)
Investment in restricted cash	(771,250)	(1,955,645)
Capital contributions from Cheniere Partners	1,250	5,307
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “Liquefaction Project”). As a result, we introduced a new line item entitled “Cost of sales” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made in the prior period into this new line item. Cost of sales includes costs incurred directly for the production of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense, which now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we renamed our “revenues” line item as “LNG revenues”, which will include fees that will be received pursuant to our SPAs and related LNG marketing activities.

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

For further information, refer to the Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Current restricted cash
Liquefaction Project	$177,609	$189,260

NOTE 3—INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Natural gas	$3,333	$5,724
LNG	2,725	—
Materials and other	14,208	18
Total inventory	$20,266	$5,742

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$44,302	$42,220
LNG terminal construction-in-process (1)	10,334,145	9,795,309
Accumulated depreciation	(1,087)	(789)
Total LNG terminal costs, net	10,377,360	9,836,740
Fixed assets
Furniture and fixtures	1,254	1,154
Computer software	3,845	3,782
Vehicles	1,809	1,405
Machinery and equipment	371	339
Other	388	390
Accumulated depreciation	(2,759)	(2,403)
Total fixed assets, net	4,908	4,667
Property, plant and equipment, net	$10,382,268	$9,841,407

(1)
As of March 31, 2016, LNG terminal construction-in-process is presented net of amounts received from the sale of commissioning cargoes because the related costs were capitalized as testing costs for the construction of the Liquefaction Project.

NOTE 5—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under one of our credit facilities (“Interest Rate Derivatives”);

•
commodity derivatives consisting of natural gas purchase agreements for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives”, and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”); and

•	commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	March 31, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$(18,009)	$—	$(18,009)	$—	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives asset (liability)	—	(151)	30,054	29,903	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	29	—	29

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of March 31, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. In the absence of infrastructure to accommodate marketable physical gas flow, our internal fair value models are based on a market price that equates to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

There were no transfers into or out of Level 3 Physical Liquefaction Supply Derivatives for the three months ended March 31, 2016 and 2015. As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$30,054	Income Approach	Basis Spread	$ (0.350) - $0.020

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(2,653)	—
Purchases and settlements:
Purchases	215	—
Settlements (1)	—	—
Balance, end of period	$30,054	$342
Change in unrealized gains relating to instruments still held at end of period	$(2,194)	$—

(1)	Does not include the decrease in fair value of $0.5 million related to the realized gains capitalized during the three months ended March 31, 2016.

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

Interest Rate Derivatives

We have entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on our $4.6 billion credit facilities (the “2015 Credit Facilities”). The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 Credit Facilities.

In March 2015, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the previous credit facilities.

As of March 31, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest Rate Derivatives	Derivative liabilities	$(6,759)	$(5,940)
Interest Rate Derivatives	Non-current derivative liabilities	(11,250)	(2,800)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Interest Rate Derivatives loss	$(11,278)	$(37,138)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commodity Derivatives

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	March 31, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$2,222	$—	$2,222	$2,737	$29	$2,766
Non-current derivative assets	28,210	—	28,210	30,304	—	30,304
Total derivative assets	30,432	—	30,432	33,041	29	33,070

Derivative liabilities	(529)	—	(529)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(529)	—	(529)	(574)	—	(574)

Derivative asset, net	$29,903	$—	$29,903	$32,467	$29	$32,496

(1)	Does not include collateral of $1.5 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of March 31, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Statements of Operations during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
	Statement of Operations Location	2016	2015
Liquefaction Supply Derivatives gain	Revenues	$28	$—
Liquefaction Supply Derivatives loss (1)	Cost of sales	(3,594)	—
Natural Gas Derivatives gain	Operating and maintenance expense	150	699

(1)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of March 31, 2016, we have secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,134.9 million MMBtu as of March 31, 2016.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of March 31, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

Balance Sheet Presentation

Our Interest Rate Derivatives and Commodity Derivatives are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2016
Interest Rate Derivatives	$(18,009)	$—	$(18,009)
Liquefaction Supply Derivatives	30,618	(186)	30,432
Liquefaction Supply Derivatives	(1,668)	1,139	(529)
As of December 31, 2015
Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	152	(123)	29

NOTE 6—OTHER NON-CURRENT ASSETS

As of March 31, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$19,766	$32,049
Advances made to municipalities for water system enhancements	88,151	89,953
Tax-related payments and receivables	664	5,535
Information technology service assets	24,117	24,166
Other	50,034	43,115
Total other non-current assets	$182,732	$194,818

NOTE 7—ACCRUED LIABILITIES

As of March 31, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Interest expense and related debt fees	$113,355	$135,336
Liquefaction Project costs	158,010	66,223
Total accrued liabilities	$271,365	$201,559

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—DEBT

As of March 31, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $8,341 and $8,718	$2,008,341	$2,008,718
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $6,212 and $6,392	1,506,212	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000,000	2,000,000
2015 Credit Facilities	1,505,000	845,000
Unamortized debt issuance costs (1)	(150,174)	(154,551)
Total long-term debt, net	9,869,379	9,205,559

Current debt
Working Capital Facility	125,000	15,000
Total debt, net	$9,994,379	$9,220,559

(1)
Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, which require debt issuance costs related to term notes to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset, retrospectively for each reporting period presented. As a result, we reclassified $154.6 million from debt issuance costs, net to long-term debt, net as of December 31, 2015.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2016 (in thousands):

	2015 Credit Facilities	Working Capital Facility
Total facility size	$4,600,000	$1,200,000
Outstanding balance	1,505,000	125,000
Letters of credit issued	—	236,459
Available commitment	$3,095,000	$838,541

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	Earlier of December 31, 2020 or second anniversary of Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Total interest cost	$147,223	$116,109
Capitalized interest	(141,217)	(109,715)
Total interest expense, net	$6,006	$6,394

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium (1)	$8,514,553	$8,152,674	$8,515,110	$7,469,718
Credit facilities (2)	1,630,000	1,630,000	860,000	860,000

(1)
Includes 2021 Senior Notes, net of premium; 2022 Senior Notes; 2023 Senior Notes, net of premium; 2024 Senior Notes and 2025 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of our Senior Notes and other similar instruments.

(2)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—RELATED PARTY TRANSACTIONS

LNG Terminal-Related Agreements

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. We capitalized $1.5 million for cargo loading services incurred under the TURA during the three months ended March 31, 2016.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Terminal use agreement maintenance expense—affiliate represents the amount recorded related to the reimbursement to SPLNG of a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. During the three months ended March 31, 2016 and 2015, we recorded $0.3 million and $17.8 million, respectively, as terminal use agreement maintenance expense (including affiliate) on our Statements of Operations related to this obligation.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
We incurred $1.4 million and zero under this agreement during the three months ended March 31, 2016 and 2015, respectively, which was capitalized as testing costs for commissioning of the Liquefaction Project.

Services Agreements

We recorded general and administrative expense—affiliate of $16.8 million and $14.5 million and operating and maintenance expense—affiliate of $1.0 million during each of the three months ended March 31, 2016 and 2015 under the services agreements listed below.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

entities receiving the benefit are invoiced by Cheniere according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

LNG Site Sublease Agreement

We have entered into agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The aggregate annual sublease payment is $0.9 million, which was increased from $0.5 million during 2015. The initial terms of the subleases expire on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every 5 years based on a consumer price index, as defined in the sublease agreements. We recorded $0.2 million and $0.1 million of sublease expense as general and administrative expense—affiliate on our Statements of Operations for the three months ended March 31, 2016 and 2015, respectively.

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG $252.8 million and $0.7 million of assets during the three months ended March 31, 2016 and 2015, respectively, which have been recorded as non-cash distributions to affiliates.

Interconnect Agreement
We have entered into an agreement with CTPL to construct certain interconnect facilities between a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines and the Liquefaction Project, with ownership and responsibility for maintenance and operation transferred to CTPL following construction.

Contract for Sale and Purchase of Natural Gas and LNG

We have entered into an agreement with SPLNG that allows us to sell and purchase natural gas and LNG with SPLNG. During the three months ended March 31, 2016, we purchased LNG from SPLNG and recognized $2.7 million in inventory related to this purchase. Additionally, we purchased natural gas from SPLNG for $0.3 million, which was capitalized as LNG terminal construction-in-process during the three months ended March 31, 2016.

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

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for interest net of amounts capitalized and deferred	$26,543	$—
Non-cash distributions to affiliates for conveyance of assets	252,802	745

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $302.5 million and $141.7 million, as of March 31, 2016 and 2015, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Financial Statements and related disclosures.
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
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
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
		January 1, 2019	We are currently evaluating the impact of the provisions of this guidance on our Financial Statements and related disclosures.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of a recent accounting standard that was adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Financial Statements or Other Significant Matters
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

These standards require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Debt issuance costs incurred in connection with line of credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line of credit arrangement. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Balance Sheets. See Note 8—Debt for required disclosures for a change in accounting principle.

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

•
statements regarding any SPA or any other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. We plan to construct up to six Trains, which are in various stages of development. Trains 1 and 2 are undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishment since January 1, 2016 and through the filing date of this Form 10-Q includes the commencement of production and shipment of LNG commissioning cargoes from Train 1 of the Liquefaction Project in February 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2016, we had zero cash and cash equivalents and $177.6 million of restricted cash.

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

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal (1) to FTA countries for a 30-year term and (2) to non-FTA countries for a 20-year term with a 3-year makeup period for LNG volumes we were unable to export during the initial 20-year export period, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued an order authorizing us to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term up to the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term up to a combined total of 503.3 Bcf/yr of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries and the DOE has not yet issued a final ruling on the rehearing requests. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued. Furthermore, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016 up to 600 Bcf in total of natural gas.

As of March 31, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 98.3% and 83.8%, respectively.  As of March 31, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 28.8% with engineering, procurement, subcontract work and Bechtel direct hire construction approximately 59.1%, 45.1%, 24.2% and 0.4% complete, respectively.  As of March 31, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016. Based on our current construction schedule, we anticipate that Train 2 will produce LNG as early as mid-2016 and Trains 3 through 5 are expected to commence operations on a staggered basis thereafter.

Customers

We have entered into six fixed price, 20-year SPAs with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. For our natural gas storage requirements, we have entered into firm storage services agreements with third parties. The storage services agreements will assist us in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2016, we have secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreement

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by us will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. We capitalized $1.5 million for cargo loading services incurred under this agreement during the three months ended March 31, 2016.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 Credit Facilities, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We will begin generating cash flow from operations through the sale of LNG cargoes in 2016.

Senior Secured Notes

As of March 31, 2016, we had five series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”);

•	$2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”); and

•
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

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of March 31, 2016, we had $3.1 billion of available commitments and $1.5 billion of outstanding borrowings under the 2015 Credit Facilities.

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

In March 2015, in conjunction with our issuance of the 2025 Senior Notes, we terminated approximately $1.8 billion of commitments under the 2013 Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Credit Facilities of $89.0 million for the three months ended March 31, 2015.

Working Capital Facility

In September 2015, we entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “LC Agreement”). The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2016, we had $838.5 million of available commitments, $236.5 million aggregate amount of issued letters of credit and $125.0 million outstanding under the Working Capital Facility. As of December 31, 2015, we had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million outstanding under the Working Capital Facility.

The Working Capital Facility accrues interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the Working Capital Facility is 0.75% per annum. Interest on Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of March 31, 2016, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2016	2015
Sources of cash and cash equivalents
Proceeds from issuances of debt	$785,000	$2,000,000
Use of restricted cash for the acquisition of property, plant and equipment	739,913	559,801
Capital contributions from Cheniere Partners	1,250	5,307
Total sources of cash and cash equivalents	1,526,163	2,565,108
Uses of cash and cash equivalents
Investment in restricted cash	(771,250)	(1,955,645)
Property, plant and equipment, net	(711,756)	(529,188)
Repayments of debt	(15,000)	—
Debt issuance and deferred financing costs	—	(49,662)
Other	(28,157)	(30,613)
Total uses of cash and cash equivalents	(1,526,163)	(2,565,108)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents-beginning of period	—	—
Cash and cash equivalents-end of period	$—	$—

Proceeds from Issuances of Debt, Repayments of Debt and Debt Issuance and Deferred Financing Costs

During the three months ended March 31, 2016, we borrowed $660.0 million under the 2015 Credit Facilities and $125.0 million under the Working Capital Facility, which was offset by a $15.0 million repayment of borrowings under the Working Capital Facility. In March 2015, we issued an aggregate principal amount of $2.0 billion of the 2025 Senior Notes. Debt issuance and deferred financing costs in the three months ended March 31, 2015 primarily related to the up-front fees paid upon the issuance of the 2025 Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the three months ended March 31, 2016 and 2015, we used $739.9 million and $559.8 million, respectively, of restricted cash for investing activities to fund $711.8 million and $529.2 million, respectively, of construction costs for Trains 1 through 5 of the Liquefaction Project, which are capitalized as construction-in-process.
Capital Contributions from Cheniere Partners

During the three months ended March 31, 2016 and 2015, we received equity contributions from Cheniere Partners in amounts totaling $1.3 million and $5.3 million, respectively. The decrease in equity contributions in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements.

Investment in Restricted Cash

In the three months ended March 31, 2016, we invested $771.3 million in restricted cash primarily related to the borrowings under the 2015 Credit Facilities and the Working Capital Facility. In the three months ended March 31, 2015, we invested $1,955.6 million of proceeds received under the 2025 Senior Notes, net of deferred financing costs, partially offset by the use of restricted cash related to the payment of commitment fees for the 2013 Credit Facilities.

Other

During the three months ended March 31, 2016, we used $28.2 million of cash for other activities, which primarily related to payments made pursuant to the information technology services agreement for capital assets purchased on our behalf. During the three months ended March 31, 2015, we used $30.6 million of cash in other activities primarily as a result of payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Our net loss decreased $122.3 million, from $169.5 million in the three months ended March 31, 2015, to $47.2 million in the three months ended March 31, 2016. The decrease in net loss was primarily a result of decreased loss on early extinguishment of debt, decreased derivative loss, net and decreased terminal use agreement maintenance expense.

Loss on early extinguishment of debt decreased from $89.0 million in the three months ended March 31, 2015, to zero in the three months ended March 31, 2016. Loss on early extinguishment of debt during the three months ended March 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities in March 2015.

Derivative loss, net decreased $25.8 million, from $37.1 million in the three months ended March 31, 2015, to $11.3 million in the three months ended March 31, 2016. The derivative loss recognized during the three months ended March 31, 2016 was attributable to a decrease in the forward LIBOR curve during that period, whereas the $11.3 million derivative loss recognized during the three months ended March 31, 2015 was primarily attributable to the $34.7 million loss recognized in March 2015 upon the termination of interest rate swaps associated with the 2013 Credit Facilities.

Terminal use agreement maintenance expense decreased $17.7 million, from $17.8 million in the three months ended March 31, 2015, to $0.1 million in the three months ended March 31, 2016. The decrease in terminal use agreement maintenance expense was primarily as a result of not needing to import a cargo necessary to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal during the three months ended March 31, 2016. During the three months ended March 31, 2015 we incurred our proportionate share of the costs of the cargo imported in order to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we are required to reimburse pursuant to our TUA with SPLNG.

There was no significant change to interest expense, net of amounts capitalized in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first five Trains of the Liquefaction Project. For the three months ended March 31, 2016 and 2015, we incurred $147.2 million and $116.1 million of total interest cost, respectively, of which we capitalized and deferred $141.2 million and $109.7 million, respectively.

During the three months ended March 31, 2016, we did not have any LNG revenues related to amounts received from the sale of commissioning cargoes because amounts received were offset against LNG terminal construction-in-process. Amounts received relating to the commissioning cargoes, and the related costs incurred, are capitalized as testing costs for the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 11—Recent Accounting Standards of our Notes to Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of our Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of March 31, 2016, we estimated the fair value of our Liquefaction Supply Derivatives to be $29.9 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis price would have resulted in a change in the fair value of our Liquefaction Supply Derivatives of $6.1 million as of March 31, 2016, compared to $0.9 million as of December 31, 2015. See Note 5—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under our 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the Interest Rate Derivatives to be $18.0 million. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $1.9 million as of March 31, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the three months ended March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

LDEQ Matter

We, SPLNG and Sabine Pass Liquefaction Expansion, LLC (“SPLE”), are in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations arising from operations of the Sabine Pass LNG terminal and the commissioning of the natural gas liquefaction facilities at such terminal, and relating to certain requirements under our operating permit issued under Title V of the Clean Air Act Title V permit conditions. The matter involves deviations self-reported to LDEQ pursuant to the Title V permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, we received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. We continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

We have received notice from Blackstone Group that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 have not been reported by Travelport. Blackstone Group informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

We have received notice from Blackstone Group that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from January 1, 2016 through March 31, 2016, NCR maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR has been winding down its past operations in Syria. NCR’s current license expired on April 30, 2016. NCR has also received licenses from OFAC to close the CBS account and terminate any guarantees.  NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 & East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.8
Administrative Amendment to the Common Terms Agreement, dated as of December 31, 2015, among Sabine Pass Liquefaction, LLC, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 5, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 5, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)