Form 10-Q
period 2016-06-30
Sabine Pass Liquefaction, LLC
filed 2016-08-09
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	263,114	189,260
Accounts and other receivables	71,311	577
Accounts receivable—affiliate	309	2,457
Advances to affiliate	30,917	28,312
Inventory	42,002	5,742
Other current assets	15,018	8,412
Other current assets—affiliate	5,293	—
Total current assets	427,964	234,760

Property, plant and equipment, net	10,909,556	9,841,407
Debt issuance costs, net	93,172	132,091
Non-current derivative assets	20,472	30,304
Other non-current assets	180,649	194,818
Total assets	$11,631,813	$10,433,380

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$33,387	$13,420
Accrued liabilities	313,656	201,559
Current debt	—	15,000
Due to affiliates	34,461	53,848
Derivative liabilities	10,373	6,430
Total current liabilities	391,877	290,257

Long-term debt, net	10,678,545	9,205,559
Non-current derivative liabilities	13,326	2,884
Other non-current liabilities—affiliate	2,261	3,393

Member’s equity	545,804	931,287
Total liabilities and member’s equity	$11,631,813	$10,433,380

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
LNG revenues	$85,326	$—	$85,354	$—

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	52,226	(70)	55,914	(70)
Cost of sales—affiliate	645	—	645	—
Operating and maintenance expense	11,637	1,322	16,072	3,032
Operating and maintenance expense—affiliate	21,518	78	22,532	128
Terminal use agreement maintenance expense (recovery)	(675)	(279)	(618)	17,521
Terminal use agreement maintenance expense—affiliate	—	143	208	178
Development expense	70	1,367	136	2,518
Development expense—affiliate	268	206	397	410
General and administrative expense	2,357	1,562	3,656	2,720
General and administrative expense—affiliate	15,825	24,791	32,880	39,366
Depreciation and amortization expense	9,976	412	12,114	818
Total operating costs and expenses	113,847	29,532	143,936	66,621

Loss from operations	(28,521)	(29,532)	(58,582)	(66,621)

Other income (expense)
Interest expense, net of capitalized interest	(27,258)	(12,915)	(33,264)	(19,309)
Loss on early extinguishment of debt	(26,305)	(7,281)	(26,305)	(96,273)
Derivative gain (loss), net	(4,752)	1,469	(16,030)	(35,669)
Other income	146	158	250	222
Total other expense	(58,169)	(18,569)	(75,349)	(151,029)

Net loss	$(86,690)	$(48,101)	$(133,931)	$(217,650)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2015	$931,287	$931,287
Capital contributions from Cheniere Partners	1,250	1,250
Non-cash distributions to affiliates	(252,802)	(252,802)
Net loss	(133,931)	(133,931)
Balance at June 30, 2016	$545,804	$545,804

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(133,931)	$(217,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash terminal use agreement maintenance expense	160	16,417
Depreciation and amortization expense	12,114	818
Loss on early extinguishment of debt	26,305	96,273
Total losses on derivatives, net	28,150	35,144
Net cash used for settlement of derivative instruments	(3,693)	(38,171)
Changes in restricted cash for certain operating activities	129,767	37,976
Changes in operating assets and liabilities:
Accounts and other receivables	(70,734)	(29)
Advances to affiliate	—	8,383
Inventory	(22,066)	198
Accounts payable and accrued liabilities	47,704	74,808
Due to affiliates	(562)	9,467
Other, net	(8,767)	(3,301)
Other—affiliate	(4,447)	(20,333)
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment, net	(1,216,316)	(1,398,960)
Use of restricted cash for the acquisition of property, plant and equipment	1,248,877	1,448,523
Other	(32,561)	(49,563)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of debt	2,915,000	2,000,000
Repayments of debt	(1,442,305)	—
Debt issuance and deferred financing costs	(21,390)	(144,998)
Investment in restricted cash	(1,452,498)	(1,870,151)
Capital contributions from Cheniere Partners	1,250	15,149
Other	(57)	—
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “Liquefaction Project”). As a result, we introduced a new line item entitled “Cost of sales” and modified the components of activity included in “Operating and maintenance expense” on our Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we renamed our “revenues” line item as “LNG revenues”, which include fees that are received pursuant to our SPAs and related LNG marketing activities. During the three and six months ended June 30, 2016, we received substantially all of our net LNG revenues from one SPA customer.

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of June 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Current restricted cash
Liquefaction Project	$263,114	$189,260

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2016 and December 31, 2015, accounts and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Trade receivable	$67,266	$—
Interest receivable	59	7
Other accounts receivable	3,986	570
Total accounts and other receivables	$71,311	$577
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of June 30, 2016, the entire balance of our trade receivable was from a single SPA customer.

NOTE 4—INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Natural gas	$5,338	$5,724
LNG	19,245	—
Materials and other	17,419	18
Total inventory	$42,002	$5,742

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$2,737,544	$42,220
LNG terminal construction-in-process	8,175,651	9,795,309
Accumulated depreciation	(8,962)	(789)
Total LNG terminal costs, net	10,904,233	9,836,740
Fixed assets
Furniture and fixtures	1,446	1,154
Computer software	4,104	3,782
Machinery and equipment	371	339
Vehicles	2,069	1,405
Other	714	390
Accumulated depreciation	(3,381)	(2,403)
Total fixed assets, net	5,323	4,667
Property, plant and equipment, net	$10,909,556	$9,841,407

During the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $128.1 million and $142.3 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the Liquefaction Project.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under one of our credit facilities (“Interest Rate Derivatives”);

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
The following table (in thousands) shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$(20,666)	$—	$(20,666)	$—	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives asset (liability)	(2,850)	381	22,434	19,965	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	29	—	29

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2016:

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$22,434	Income Approach	Basis Spread	$(0.35) - $(0.02)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$30,054	$342	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(7,855)	27	(10,204)	27
Purchases and settlements:
Purchases	(16)	71	31	71
Settlements (1)	(71)	—	(128)	—
Transfers out of Level 3 (2)	322	—	243	—
Balance, end of period	$22,434	$440	$22,434	$440
Change in unrealized gains relating to instruments still held at end of period	$(7,795)	$27	$(9,484)	$27

(1)	Does not include the decrease in fair value of $0.1 million and $0.7 million related to the realized gains capitalized during the three and six months ended June 30, 2016, respectively.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

We have entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”). The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 Credit Facilities.

In March 2015, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the previous credit facilities.

As of June 30, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest Rate Derivatives	Derivative liabilities	$(7,340)	$(5,940)
Interest Rate Derivatives	Non-current derivative liabilities	(13,326)	(2,800)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Rate Derivatives gain (loss)	$(4,752)	$1,469	$(16,030)	$(35,669)

Commodity Derivatives

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of June 30, 2016, we have secured up to approximately 2,027.5 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,114.5 million MMBtu as of June 30, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of June 30, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	June 30, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$2,526	$—	$2,526	$2,737	$29	$2,766
Non-current derivative assets	20,472	—	20,472	30,304	—	30,304
Total derivative assets	22,998	—	22,998	33,041	29	33,070

Derivative liabilities	(3,033)	—	(3,033)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(3,033)	—	(3,033)	(574)	—	(574)

Derivative asset, net	$19,965	$—	$19,965	$32,467	$29	$32,496

(1)	Does not include collateral of $0.5 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of June 30, 2016.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Statements of Operations during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
Liquefaction Supply Derivatives loss	LNG revenues	$(34)	$—	$(6)	$—
Liquefaction Supply Derivatives gain (loss) (1)	Cost (cost recovery) of sales	(8,670)	81	(12,264)	81
Natural Gas Derivatives gain (loss)	Operating and maintenance expense	—	(255)	150	444

(1)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2016
Interest Rate Derivatives	$(20,666)	$—	$(20,666)
Liquefaction Supply Derivatives	23,165	(167)	22,998
Liquefaction Supply Derivatives	(4,505)	1,472	(3,033)
As of December 31, 2015
Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	152	(123)	29

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$14,000	$32,049
Advances made to municipalities for water system enhancements	95,584	89,953
Tax-related payments and receivables	1,218	5,535
Information technology service assets	23,766	24,166
Other	46,081	43,115
Total other non-current assets	$180,649	$194,818

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Interest costs and related debt fees	$139,356	$135,336
Liquefaction Project costs	174,297	66,223
Other accrued liabilities	3	—
Total accrued liabilities	$313,656	$201,559

NOTE 9—DEBT

As of June 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $7,959 and $8,718	$2,007,959	$2,008,718
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $6,029 and $6,392	1,506,029	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500,000	—
2015 Credit Facilities	832,695	845,000
Unamortized debt issuance costs (1)	(168,138)	(154,551)
Total long-term debt, net	10,678,545	9,205,559

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	15,000
Total debt, net	$10,678,545	$9,220,559

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

2016 Debt Issuances and Redemptions

2026 Senior Notes

In June 2016, we issued an aggregate principal amount of $1.5 billion of the 2026 Senior Notes. Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. The 2026 Senior Notes accrue interest at a fixed rate of 5.875% and interest on the 2026 Senior Notes is payable semi-annually in arrears. The terms of the 2026 Senior Notes are governed by the same common indenture as the other senior notes, which contains customary terms and events of default, covenants and redemption terms.

In connection with the closing of the sale of the 2026 Senior Notes, we entered into a Registration Rights Agreement dated June 14, 2016 (the “2026 Registration Rights Agreement”). Under the terms of the 2026 Registration Rights Agreement, we have agreed, and any future guarantors of the 2026 Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after June 14, 2016 with respect to an offer to exchange any and all of the 2026 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

respects to the respective 2026 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2026 Senior Notes. We will be obligated to pay additional interest if we fail to comply with our obligation to register the 2026 Senior Notes within the specified time period.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2016 (in thousands):

	2015 Credit Facilities	Working Capital Facility
Original facility size	$4,600,000	$1,200,000
Outstanding balance	832,695	—
Commitments terminated	1,287,305	—
Letters of credit issued	—	237,270
Available commitment	$2,480,000	$962,730

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	Earlier of December 31, 2020 or second anniversary of Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total interest cost	$152,948	$130,786	$300,171	$246,895
Capitalized interest	(125,690)	(117,871)	(266,907)	(227,586)
Total interest expense, net	$27,258	$12,915	$33,264	$19,309

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium (1)	$10,013,988	$10,032,769	$8,515,110	$7,469,718
Credit facilities (2)	832,695	832,695	860,000	860,000

(1)
Includes 2021 Senior Notes, net of premium; 2022 Senior Notes; 2023 Senior Notes, net of premium; 2024 Senior Notes; 2025 Senior Notes and 2026 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

(2)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	$645	$—	$645	$—

Operating and maintenance expense—affiliate
TUA	10,242	—	10,242	—
Natural Gas Transportation Agreement	7,508	—	7,508	—
Services Agreements	3,646	78	4,425	128
LNG Site Sublease Agreement	122	—	357	—
Total operating and maintenance expense—affiliate	21,518	78	22,532	128

Terminal use agreement maintenance expense—affiliate
TUA	—	143	208	178

Development expense—affiliate
Services Agreements	153	206	282	410
LNG Site Sublease Agreement	115	—	115	—
Total development expense—affiliate	268	206	397	410

General and administrative expense—affiliate
Services Agreements	15,825	24,663	32,880	39,110
LNG Site Sublease Agreement	—	121	—	241
Other agreements	—	7	—	15
Total general and administrative expense—affiliate	15,825	24,791	32,880	39,366

LNG Terminal-Related Agreements

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments (the “TUA Fees”) to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into the TURA pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG was increased from zero to 25% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. Cargo loading fees incurred under this agreement are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. We are required to reimburse SPLNG for a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal, which is recorded as terminal use agreement maintenance

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

expense on our Statements of Operations. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal.

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

Natural Gas Transportation Agreement

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies.

Services Agreements

Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Liquefaction Project. Before the Liquefaction Project is operational, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Liquefaction Project is operational, we will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to such Train. The non-reimbursement amounts incurred under this agreement are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG zero and $252.8 million of assets for the three and six months ended June 30, 2016, respectively, and $80.5 million for both the three and six months ended June 30, 2015, which have been recorded as non-cash distributions to affiliates.

Interconnect Agreement
We have entered into an agreement with CTPL to construct certain interconnect facilities between a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines and the Liquefaction Project, with ownership and responsibility for maintenance and operation transferred to CTPL following construction. Upon completion of certain modifications during the third quarter of 2015, we conveyed to CTPL $10.1 million of assets under this agreement.

Contract for Sale and Purchase of Natural Gas and LNG

We have entered into an agreement with SPLNG that allows us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under this agreement are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$24,846	$—
Non-cash distributions to affiliates for conveyance of assets	252,802	80,515

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $314.0 million and $232.9 million, as of June 30, 2016 and 2015, respectively.

NOTE 12—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2016:

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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Balance Sheets. See Note 9—Debt for additional disclosures.

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. We plan to construct up to six Trains, which are in various stages of development and construction. Train 1 has commenced commercial operations, Train 2 is undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•	In February 2016, we commenced production and shipment of LNG commissioning cargoes from Train 1 of the Liquefaction Project.

•	In May 2016, Jack Fusco was appointed as our Chief Executive Officer, effective as of May 12, 2016.

•	In May 2016, Train 1 of the Liquefaction Project achieved substantial completion and initiated operating activities.

•
In June 2016, we issued an aggregate principal amount of $1.5 billion of 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”). Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”).

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2016, we had zero cash and cash equivalents and $263.1 million of current restricted cash.

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

The DOE has authorized the export of domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued orders authorizing us to export domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG by vessel from Trains 5 and 6 of the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr (approximately 10 mtpa) of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders related to 803 Bcf/yr and 503.3 Bcf/yr but has not yet issued a final ruling on the rehearing request related to the 203 Bcf/yr. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we have a 3-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during the initial 20-year export period of such order. Furthermore, in January 2016, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

As of June 30, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project were approximately 99.4% and 87.4%, respectively.  As of June 30, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 38.3% with engineering, procurement, subcontract work and construction approximately 77.0%, 58.0%, 37.8% and 2.0% complete, respectively.  As of June 30, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016 and achieved substantial completion in May 2016. We produced our first LNG from Train 2 of the Liquefaction Project in late July 2016.  Based on our current construction schedule, we anticipate that Train 2 will achieve substantial completion in late September 2016, Trains 3 and 4 are expected to achieve substantial completion in 2017 and Train 5 is expected to achieve substantial completion in 2019.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist us in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the Liquefaction

Project. As of June 30, 2016, we have secured up to approximately 2,027.5 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through June 30, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments (the “TUA Fees”) to SPLNG aggregating approximately $250 million per year, continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG increased from zero to 25% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three and six months ended June 30, 2016, we recorded operating and maintenance expense—affiliate of $10.2 million for the TUA Fees and cost of sales—affiliate of $0.6 million for cargo loading services incurred under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 Credit Facilities, available commitments under the Working Capital Facility (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $128.1 million and $142.3 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the Liquefaction Project.

Senior Secured Notes

As of June 30, 2016, we had six series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”);

•	$2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”);

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes, the 2024 Senior Notes and the 2026 Senior Notes, the “Senior Notes”); and

•	$1.5 billion of 2026 Senior Notes.
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

Under the Indenture, we may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 of the Liquefaction Project has occurred, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

The Indenture includes restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2015 Credit Facilities and the Working Capital Facility.

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. In June 2016, in conjunction with our issuance of the 2026 Senior Notes, we prepaid approximately $1.3 billion of outstanding borrowings under the 2015 Credit Facilities. This prepayment resulted in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. As of June 30, 2016, we had $2.5 billion of available commitments and $0.8 billion of outstanding borrowings under the 2015 Credit Facilities.

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

Working Capital Facility

In September 2015, we entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014. The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2016, we had $962.7 million of available commitments, $237.3 million aggregate amount of issued letters of credit and no loans outstanding under the Working Capital Facility. As of December 31, 2015, we had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the Working Capital Facility.

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

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of June 30, 2016, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2016	2015
Operating cash flows
Net cash provided by (used in) operating activities	$—	$—
Changes in restricted cash for certain operating activities	(129,767)	(37,976)
Cash, cash equivalents and restricted cash used in operating activities	(129,767)	(37,976)

Investing cash flows
Net cash provided by (used in) investing activities	—	—
Use of restricted cash for the acquisition of property, plant and equipment	(1,248,877)	(1,448,523)
Cash, cash equivalents and restricted cash used in investing activities	(1,248,877)	(1,448,523)

Financing cash flows
Net cash provided by (used in) financing activities	—	—
Investment in restricted cash	1,452,498	1,870,151
Cash, cash equivalents and restricted cash used in financing activities	1,452,498	1,870,151

Net increase in cash, cash equivalents and restricted cash	73,854	383,652
Cash, cash equivalents and restricted cash—beginning of period	189,260	612,863
Cash, cash equivalents and restricted cash—end of period	$263,114	$996,515

Operating Cash Flows

Operating cash flows during the six months ended June 30, 2016 and 2015 were $129.8 million and $38.0 million, respectively. The increase in operating cash outflows in 2016 compared to 2015 primarily related to increased operating costs and expenses as a result of the commencement of operations of Train 1 of the Liquefaction Project in May 2016, partially offset by cash receipts from the sale of LNG cargoes.

Investing Cash Flows

Investing cash flows during the six months ended June 30, 2016 and 2015 were $1.2 billion and $1.4 billion, respectively, and are primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the six months ended June 30, 2016 and 2015, we used $32.6 million and $49.6 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash flows during the six months ended June 30, 2016 were $1.5 billion, primarily as a result of:

•	$1.3 billion of borrowings under the 2015 Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2026 Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 Credit Facilities;

•	$140.0 million borrowings, net of $155.0 million repayment, made under the Working Capital Facility;

•	$21.4 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•
$1.3 million of equity contributions from Cheniere Partners, which decreased compared to the contributions received in the six months ended June 30, 2015, as a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements.

Financing cash flows during the six months ended June 30, 2015 were $1.9 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 Senior Notes in March 2015;

•	entering into the 2015 Credit Facilities aggregating $4.6 billion in June 2015, which terminated and replaced the 2013 Credit Facilities;

•	$145.0 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$15.1 million of equity contributions from Cheniere Partners.

Results of Operations

Our net loss was $86.7 million in the three months ended June 30, 2016, compared to a net loss of $48.1 million in the three months ended June 30, 2015. This $38.6 million increase in net loss in 2016 was primarily a result of increased operating costs and expenses, loss on early extinguishment of debt and interest expense, net of amounts capitalized, which was partially offset by increased LNG revenues.

Our net loss was $133.9 million in the six months ended June 30, 2016, compared to a net loss of $217.7 million in the six months ended June 30, 2015. This $83.8 million decrease in net loss in 2016 was primarily a result of increased LNG revenues, decreased loss on early extinguishment of debt and decreased derivative loss, net, which was partially offset by increased operating costs and expenses and increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
LNG revenues	$85,326	$—	$85,326	$85,354	$—	$85,354

During the three and six months ended June 30, 2016, we began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Train 1 in May 2016. Prior to this date, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of Train 1 of the Liquefaction Project. We loaded a total of 38.9 million MMBtu and 53.4 million MMBtu of LNG during the three and six months ended June 30, 2016, respectively, of which 18.2 million MMBtu was loaded after substantial completion of Train 1 of the Liquefaction Project in May 2016, resulting in the recognition of revenues related to this volume.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Cost (cost recovery) of sales	$52,226	$(70)	$52,296	$55,914	$(70)	$55,984
Cost of sales—affiliate	645	—	645	645	—	645
Operating and maintenance expense	11,637	1,322	10,315	16,072	3,032	13,040
Operating and maintenance expense—affiliate	21,518	78	21,440	22,532	128	22,404
Terminal use agreement maintenance expense (recovery)	(675)	(279)	(396)	(618)	17,521	(18,139)
Terminal use agreement maintenance expense—affiliate	—	143	(143)	208	178	30
Development expense	70	1,367	(1,297)	136	2,518	(2,382)
Development expense—affiliate	268	206	62	397	410	(13)
General and administrative expense	2,357	1,562	795	3,656	2,720	936
General and administrative expense—affiliate	15,825	24,791	(8,966)	32,880	39,366	(6,486)
Depreciation and amortization expense	9,976	412	9,564	12,114	818	11,296
Total operating costs and expenses	$113,847	$29,532	$84,315	$143,936	$66,621	$77,315

Our total operating costs and expenses increased $84.3 million and $77.3 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, generally as a result of the commencement of operations of Train 1 of the Liquefaction Project in May 2016. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three and six months ended June 30, 2016 as we began depreciation of our assets related to Train 1 of the Liquefaction Project upon reaching substantial completion.

Offsetting the increases above was a decrease in general and administrative expense—affiliate, which was primarily a result of reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project.

Terminal use agreement maintenance expense decreased $18.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily as a result of not needing to import a cargo necessary to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal during the six months ended June 30, 2016. During the six months ended June 30, 2015, we incurred our proportionate share of the costs of the cargo imported in order to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we are required to reimburse pursuant to our TUA with SPLNG.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$27,258	$12,915	$14,343	$33,264	$19,309	$13,955
Loss on early extinguishment of debt	26,305	7,281	19,024	26,305	96,273	(69,968)
Derivative loss (gain), net	4,752	(1,469)	6,221	16,030	35,669	(19,639)
Other income	(146)	(158)	12	(250)	(222)	(28)
Total other expense	$58,169	$18,569	$39,600	$75,349	$151,029	$(75,680)

Interest expense, net of capitalized interest, increased $14.3 million and $14.0 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, due to an increase in our indebtedness outstanding, from $9.2 billion as of June 30, 2015 to $10.7 billion as of June 30, 2016, and the decrease in the portion of total interest costs that could be capitalized as Train 1 of the Liquefaction Project is no longer in construction. For the three and six months ended June 30, 2016, we incurred $152.9 million and $300.2 million of total interest cost, respectively, of which we capitalized $125.7 million and $266.9 million, respectively. For the three and six months ended June 30, 2015, we incurred $130.8 million and $246.9 million of total interest cost, respectively, of which we capitalized $117.9 million and $227.6 million, respectively.

Loss on early extinguishment of debt increased by $19.0 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to the $26.0 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 Credit Facilities in June 2016 in connection with the issuance of the 2026 Senior Notes, whereas the termination and replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 resulted in a write-off of debt issuance costs and deferred commitment fees of $7.3 million. Loss on early extinguishment of debt was $70.0 million higher in the six months ended June 30, 2015, as compared to the six months ended June 30, 2016, due to the $89.0 million write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities in March 2015.

Derivative loss, net increased by $6.2 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a decrease in the forward LIBOR curve during the period. Derivative loss, net decreased by $19.6 million in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the $34.7 million loss recognized in March 2015 upon the termination of interest rate swaps associated with the 2013 Credit Facilities.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 12—Recent Accounting Standards of our Notes to Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of our Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of June 30, 2016, we estimated the fair value of our Liquefaction Supply Derivatives to be $20.0 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis prices would have resulted in a change in the fair value of our Liquefaction Supply Derivatives of $1.5 million as of June 30, 2016, compared to $0.9 million as of December 31, 2015. See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under our 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the Interest Rate Derivatives to be a liability of $20.7 million. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $1.4 million as of June 30, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the six months ended June 30, 2016.

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

Please see Part II, Item 1, “Legal Proceedings - LDEQ Matter” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group included in its quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from April 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the Office of Foreign Assets Control (the “OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.1
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016

10.3*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016

10.4*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 8, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)