Form 10-Q
period 2016-09-30
Sabine Pass Liquefaction, LLC
filed 2016-11-03
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	325,630	189,260
Accounts and other receivables	50,966	577
Accounts receivable—affiliate	56,986	2,457
Advances to affiliate	31,002	28,312
Inventory	51,715	5,742
Other current assets	11,256	8,412
Other current assets—affiliate	5,293	—
Total current assets	532,848	234,760

Property, plant and equipment, net	11,491,279	9,841,407
Debt issuance costs, net	62,349	132,091
Non-current derivative assets	11,247	30,304
Other non-current assets	179,832	194,818
Total assets	$12,277,555	$10,433,380

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$17,130	$13,420
Accrued liabilities	326,815	201,559
Current debt	98,500	15,000
Due to affiliates	42,556	53,848
Derivative liabilities	7,459	6,430
Total current liabilities	492,460	290,257

Long-term debt, net	11,330,473	9,205,559
Non-current derivative liabilities	9,583	2,884
Other non-current liabilities—affiliate	3,578	3,393

Member’s equity	441,461	931,287
Total liabilities and member’s equity	$12,277,555	$10,433,380

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
LNG revenues	$248,188	$—	$333,542	$—
LNG revenues—affiliate	16,236	—	16,236	—
Total revenues	264,424	—	349,778	—

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	161,829	(32,106)	217,567	(32,176)
Cost of sales—affiliate	3,245	—	3,890	—
Operating and maintenance expense	24,588	1,623	40,606	4,655
Operating and maintenance expense—affiliate	43,468	328	66,230	456
Terminal use agreement maintenance expense (recovery)	72	(837)	(546)	16,684
Terminal use agreement maintenance expense—affiliate	—	130	208	308
Development expense	1	113	137	2,631
Development expense—affiliate	87	152	484	562
General and administrative expense	1,818	1,307	5,472	4,027
General and administrative expense—affiliate	18,942	18,938	51,824	58,304
Depreciation and amortization expense	25,749	461	37,863	1,279
Total operating costs and expenses (recoveries)	279,799	(9,891)	423,735	56,730

Income (loss) from operations	(15,375)	9,891	(73,957)	(56,730)

Other income (expense)
Interest expense, net of capitalized interest	(65,939)	(11,952)	(99,203)	(31,261)
Loss on early extinguishment of debt	(25,765)	—	(52,070)	(96,273)
Derivative gain (loss), net	2,557	(10,872)	(13,473)	(46,541)
Other income	179	98	429	320
Total other expense	(88,968)	(22,726)	(164,317)	(173,755)

Net loss	$(104,343)	$(12,835)	$(238,274)	$(230,485)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2015	$931,287	$931,287
Capital contributions from Cheniere Partners	1,250	1,250
Non-cash distributions to affiliates	(252,802)	(252,802)
Net loss	(238,274)	(238,274)
Balance at September 30, 2016	$441,461	$441,461

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(238,274)	$(230,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash terminal use agreement maintenance expense	160	16,610
Depreciation and amortization expense	37,863	1,279
Loss on early extinguishment of debt	52,070	96,273
Total losses on derivatives, net	35,635	13,136
Net cash used for settlement of derivative instruments	(8,031)	(40,990)
Changes in restricted cash for certain operating activities	157,291	230,187
Changes in operating assets and liabilities:
Accounts and other receivables	(31,022)	8
Accounts receivable—affiliate	(36,650)	(78)
Advances to affiliate	—	(12,654)
Inventory	(28,296)	(41)
Accounts payable and accrued liabilities	67,039	(42,179)
Due to affiliates	3,885	(10,029)
Other, net	(7,044)	(1,840)
Other—affiliate	(4,626)	(19,197)
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Property, plant and equipment, net	(1,872,975)	(2,094,567)
Use of restricted cash for the acquisition of property, plant and equipment	1,905,102	2,144,821
Other	(32,127)	(50,254)
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuances of debt	4,968,500	2,250,000
Repayments of debt	(2,730,000)	—
Debt issuance and deferred financing costs	(40,693)	(176,002)
Investment in restricted cash	(2,198,763)	(2,089,295)
Capital contributions from Cheniere Partners	1,250	15,297
Other	(294)	—
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana (the “Liquefaction Project”). As a result, we introduced a new line item entitled “cost of sales” and modified the components of activity included in “operating and maintenance expense” on our Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

Additionally, we renamed our “revenues” line item as “LNG revenues”, which include fees that are received pursuant to our SPAs and related LNG marketing activities. During the three and nine months ended September 30, 2016, we received 70% and 77%, respectively, of our net LNG revenues from one SPA customer.

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Current restricted cash
Liquefaction Project	$325,630	$189,260

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2016 and December 31, 2015, accounts and other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Trade receivable	$38,432	$—
Interest receivable	53	7
Other accounts receivable	12,481	570
Total accounts and other receivables	$50,966	$577
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of September 30, 2016, the entire balance of our trade receivable was from a single SPA customer.

NOTE 4—INVENTORY

As of September 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Natural gas	$4,181	$5,724
LNG	25,280	—
Materials and other	22,254	18
Total inventory	$51,715	$5,742

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$5,264,538	$42,220
LNG terminal construction-in-process	6,254,085	9,795,309
Accumulated depreciation	(32,493)	(789)
Total LNG terminal costs, net	11,486,130	9,836,740
Fixed assets
Furniture and fixtures	1,446	1,154
Computer software	4,144	3,782
Machinery and equipment	405	339
Vehicles	2,419	1,405
Other	720	390
Accumulated depreciation	(3,985)	(2,403)
Total fixed assets, net	5,149	4,667
Property, plant and equipment, net	$11,491,279	$9,841,407

During the three and nine months ended September 30, 2016, we realized offsets to LNG terminal costs of $58.7 million and $201.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under one of our credit facilities (“Interest Rate Derivatives”);

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives”, and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”); and

•	commodity derivatives to hedge the exposure to price risk attributable to future sales of our LNG inventory (“Natural Gas Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.
The following table (in thousands) shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	September 30, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$(15,948)	$—	$(15,948)	$—	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives asset (liability)	(105)	(275)	12,480	12,100	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	29	—	29

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of September 30, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$12,480	Income Approach	Basis Spread	$(0.35) - $(0.03)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$22,434	$440	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(10,567)	32,177	(20,482)	32,204
Purchases and settlements:
Purchases	968	—	968	—
Settlements (1)	(308)	(71)	(741)	—
Transfers out of Level 3 (2)	(47)	—	243	—
Balance, end of period	$12,480	$32,546	$12,480	$32,546
Change in unrealized gains relating to instruments still held at end of period	$(10,567)	$—	$(19,763)	$—

(1)	Does not include the decrease in fair value of $0.7 million related to the realized gains capitalized during the nine months ended September 30, 2016.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas supply contracts.

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

As of September 30, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest Rate Derivatives	Derivative liabilities	$(6,376)	$(5,940)
Interest Rate Derivatives	Non-current derivative liabilities	(9,572)	(2,800)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Rate Derivatives gain (loss)	$2,557	$(10,872)	$(13,473)	$(46,541)

Commodity Derivatives

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial operation of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of September 30, 2016, we have secured up to approximately 1,982.0 million MMBtu of natural gas feedstock through natural gas supply contracts. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,069.0 million MMBtu as of September 30, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of September 30, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	September 30, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$1,947	$—	$1,947	$2,737	$29	$2,766
Non-current derivative assets	11,247	—	11,247	30,304	—	30,304
Total derivative assets	13,194	—	13,194	33,041	29	33,070

Derivative liabilities	(1,083)	—	(1,083)	(490)	—	(490)
Non-current derivative liabilities	(11)	—	(11)	(84)	—	(84)
Total derivative liabilities	(1,094)	—	(1,094)	(574)	—	(574)

Derivative asset, net	$12,100	$—	$12,100	$32,467	$29	$32,496

(1)	Does not include collateral of $1.5 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of September 30, 2016.

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Statements of Operations during the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2016	2015	2016	2015
Liquefaction Supply Derivatives gain	LNG revenues	$374	$—	$368	$—
Liquefaction Supply Derivatives gain (loss) (1)	Cost (cost recovery) of sales	(10,416)	32,103	(22,680)	32,184
Natural Gas Derivatives gain	Operating and maintenance expense	—	778	150	1,221

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2016
Interest Rate Derivatives	$(15,948)	$—	$(15,948)
Liquefaction Supply Derivatives	13,740	(546)	13,194
Liquefaction Supply Derivatives	(2,803)	1,709	(1,094)
As of December 31, 2015
Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	152	(123)	29

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$13,678	$32,049
Advances made to municipalities for water system enhancements	95,551	89,953
Tax-related payments and receivables	3,185	5,535
Information technology service assets	23,186	24,166
Other	44,232	43,115
Total other non-current assets	$179,832	$194,818

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Interest costs and related debt fees	$140,716	$135,336
Liquefaction Project costs	185,961	66,223
Other accrued liabilities	138	—
Total accrued liabilities	$326,815	$201,559

NOTE 9—DEBT

As of September 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $7,573 and $8,718	$2,007,573	$2,008,718
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5,844 and $6,392	1,505,844	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500,000	—
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500,000	—
2015 Credit Facilities	—	845,000
Unamortized debt issuance costs (1)	(182,944)	(154,551)
Total long-term debt, net	11,330,473	9,205,559

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	98,500	15,000
Total debt, net	$11,428,973	$9,220,559

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2016 Debt Issuances and Redemptions

Senior Notes

In June and September 2016, we issued the 2026 Senior Notes and the 2027 Senior Notes, respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 Senior Notes and 2027 Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 Senior Notes) or all (for the 2027 Senior Notes) outstanding borrowings and terminate commitments under the 2015 Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $25.8 million and $51.8 million during the three and nine months ended September 30, 2016, respectively. The remaining proceeds from the 2027 Senior Notes are being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities. The 2026 Senior Notes and 2027 Senior Notes accrue interest at fixed rates of 5.875% and 5.00%, respectively, and interest is payable semi-annually in arrears. The terms of the 2026 Senior Notes and 2027 Senior Notes are governed by the same common indenture as our other senior notes, which contains customary terms and events of default, covenants and redemption terms.

In connection with the issuance of the 2026 Senior Notes and the 2027 Senior Notes, we entered into registration rights agreements (the “Registration Rights Agreements”). Under the terms of the Registration Rights Agreements, we have agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to offers to exchange any and all of the 2026 Senior Notes and 2027 Senior Notes for like aggregate principal amounts of our debt securities with terms identical in all material respects to the respective senior notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after June 14, 2016 and September 23, 2016, respectively. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective shelf registration statements relating to resales of the 2026 Senior Notes and the 2027 Senior Notes. We will be obligated to pay additional interest on these senior notes if we fail to comply with our obligation to register them within the specified time period.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2016 (in thousands):

	2015 Credit Facilities	Working Capital Facility
Original facility size	$4,600,000	$1,200,000
Outstanding balance	—	98,500
Commitments prepaid or terminated	2,643,867	—
Letters of credit issued	—	337,044
Available commitment	$1,956,133	$764,456

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	Earlier of December 31, 2020 or second anniversary of Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total interest cost	$168,228	$141,068	$469,546	$387,963
Capitalized interest	(102,289)	(129,116)	(370,343)	(356,702)
Total interest expense, net	$65,939	$11,952	$99,203	$31,261

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium (1)	$11,513,417	$12,281,145	$8,515,110	$7,469,718
Credit facilities (2)	98,500	98,500	860,000	860,000

(1)
Includes 2021 Senior Notes, net of premium; 2022 Senior Notes; 2023 Senior Notes, net of premium; 2024 Senior Notes; 2025 Senior Notes; 2026 Senior Notes; and 2027 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

(2)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
LNG revenues—affiliate
Cheniere Marketing Master SPA	$16,236	$—	$16,236	$—

Cost of sales—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	1,815	—	2,460	—
Fees under the Pre-commercial LNG Marketing Agreement	1,430	—	1,430	—
Total cost of sales—affiliate	3,245	—	3,890	—

Operating and maintenance expense—affiliate
TUA	18,522	—	28,764	—
Natural Gas Transportation Agreement	16,660	—	24,344	—
Services Agreements	8,051	93	12,530	221
LNG Site Sublease Agreement	235	235	592	235
Total operating and maintenance expense—affiliate	43,468	328	66,230	456

Terminal use agreement maintenance expense—affiliate
TUA	—	130	208	308

Development expense—affiliate
Services Agreements	87	152	369	562
LNG Site Sublease Agreement	—	—	115	—
Total development expense—affiliate	87	152	484	562

General and administrative expense—affiliate
Services Agreements	18,942	18,938	51,824	58,048
LNG Site Sublease Agreement	—	—	—	241
Other agreements	—	—	—	15
Total general and administrative expense—affiliate	18,942	18,938	51,824	58,304

LNG Terminal-Related Agreements

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at our facilities under construction. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into the TURA pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, upon substantial completion of Train 1 of the Liquefaction Project, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG was increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, upon substantial completion of Train 2 of the Liquefaction Project,

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was further reduced from 75% to 50% and our percentage of all TUA Fees payable to SPLNG was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. Cargo loading fees incurred under this agreement are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. We are required to reimburse SPLNG for a portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal, which is recorded as terminal use agreement maintenance expense on our Statements of Operations. Our portion of the cost (including affiliate) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

In May 2015, we entered into an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement.

Commissioning Confirmation

In May 2015, under the Cheniere Marketing Master SPA, we executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

In May 2015, we entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on our behalf to market and sell pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of our SPA customers. We pay a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG zero and $252.8 million of assets for the three and nine months ended September 30, 2016, respectively, and zero and $80.5 million of assets for the three and nine months ended September 30, 2015, respectively, which have been recorded as non-cash distributions to affiliates.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$60,506	$13,471
Non-cash distributions to affiliates for conveyance of assets	252,802	90,645
Other non-cash distribution to affiliates	—	149
Non-cash conveyance of assets to non-affiliate	—	13,169

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $295.6 million and $358.3 million, as of September 30, 2016 and 2015, respectively.

NOTE 12—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of September 30, 2016:

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
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

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. We plan to construct up to six Trains, which are in various stages of development and construction. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
We commenced production and shipment of LNG commissioning cargoes from Trains 1 and 2 of the Liquefaction Project in February and August 2016, respectively, and achieved substantial completion and commenced operating activities in May and September 2016, respectively.

•	In September 2016, we initiated the commissioning process for Train 3 of the Liquefaction Project.

•
In October 2016, the previously announced planned outage to improve performance of the flare systems at the Liquefaction Project, as well as to perform scheduled maintenance to Train 1 and other facilities, was completed on schedule and budget.

•	In May 2016, Jack Fusco was appointed as our Chief Executive Officer.

•
In June and September 2016, we issued 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”) and 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 Senior Notes and 2027 Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 Senior Notes) or all (for the 2027 Senior Notes) of the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”). The remaining proceeds from the 2027 Senior Notes are being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2016, we had zero cash and cash equivalents and $325.6 million of current restricted cash.

Liquefaction Facilities

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. In May 2016 and September 2016, Trains 1 and 2 achieved substantial completion, respectively. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In June 2015, we commenced construction of Train 5 and the related facilities. In October 2016, the previously announced planned outage to improve performance of the flare systems at the Liquefaction Project, as well as to perform scheduled maintenance to Train 1 and other facilities, was completed on schedule and budget.

The DOE has authorized the export of domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 30-year term, which commenced on May 15, 2016, and to non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued orders authorizing us to export domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG by vessel from Trains 5 and 6 of the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr (approximately 10 mtpa) of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders related to 803 Bcf/yr and 503.3 Bcf/yr but has not yet issued a final ruling on the rehearing request related to the 203 Bcf/yr. In July 2016, the same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order related to the export of 503.3 Bcf/yr to non-FTA countries and the order denying the request for rehearing of the same. The appeal is pending. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we have a 3-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during the initial 20-year export period of such order. Furthermore, in January 2016, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

As of September 30, 2016, Trains 1 and 2 of the Liquefaction Project had achieved substantial completion. As of September 30, 2016, the overall project completion percentage for Trains 3 and 4 of the Liquefaction Project was approximately 91.8%.  As of September 30, 2016, the overall project completion percentage for Train 5 of the Liquefaction Project was approximately 42.8% with engineering, procurement, subcontract work and construction approximately 90.8%, 62.0%, 41.9% and 4.6% complete, respectively.  As of September 30, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the Liquefaction Project in February 2016 and achieved substantial completion in May 2016. We produced our first LNG from Train 2 of the Liquefaction Project in August 2016 and achieved substantial completion in September 2016. Based on our current construction schedule, Trains 3 and 4 are expected to achieve substantial completion in 2017 and Train 5 is expected to achieve substantial completion in 2019.

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

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist us in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2016, we have secured up to approximately 1,982.0 million MMBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through September 30, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May

2016, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, upon substantial completion of Train 2 of the Liquefaction Project, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was further reduced from 75% to 50% and our percentage of all TUA Fees payable to SPLNG was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three and nine months ended September 30, 2016, we recorded operating and maintenance expense—affiliate of $18.5 million and $28.8 million, respectively, for the TUA Fees and cost of sales—affiliate of $1.8 million and $2.5 million, respectively, for cargo loading services incurred under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 Credit Facilities, available commitments under the Working Capital Facility (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the three and nine months ended September 30, 2016, we realized offsets to LNG terminal costs of $58.7 million and $201.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

Senior Secured Notes

As of September 30, 2016, we had seven series of senior secured notes outstanding:

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”);

•	$2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”);

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes” and collectively with the 2021 Senior Notes, the 2022 Senior Notes, the 2023 Senior Notes, the 2024 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes, the “Senior Notes”);

•	$1.5 billion of 2026 Senior Notes; and

•	$1.5 billion of 2027 Senior Notes.
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

Under the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

The Indenture includes restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes, the 2015 Credit Facilities and the Working Capital Facility.

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. Borrowings under the 2015 Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. During 2016, in conjunction with the issuance of the 2026 Senior Notes and the 2027 Senior Notes, we prepaid outstanding borrowings and terminated commitments under the 2015 Credit Facilities for approximately $2.6 billion. These prepayments and termination of commitments resulted in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $25.8 million and $51.8 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had $2.0 billion of available commitments and no outstanding borrowings under the 2015 Credit Facilities.

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

Under the terms of the 2015 Credit Facilities, we are required to hedge not less than 65% of the variable interest rate exposure of our projected outstanding borrowings, calculated on a weighted average basis in comparison to our anticipated draw of principal. Additionally, we may not make any distributions until certain conditions have been met, including that deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

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

Working Capital Facility

In September 2015, we entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014. The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2016, we had $764.5 million of available commitments, $337.0 million aggregate amount of issued letters of credit and $98.5 million of loans outstanding under the Working Capital Facility. As of December 31, 2015, we

had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the Working Capital Facility.

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

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of September 30, 2016, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2016	2015
Operating cash flows
Net cash provided by (used in) operating activities	$—	$—
Changes in restricted cash for certain operating activities	(157,291)	(230,187)
Cash, cash equivalents and restricted cash used in operating activities	(157,291)	(230,187)

Investing cash flows
Net cash provided by (used in) investing activities	—	—
Use of restricted cash for the acquisition of property, plant and equipment	(1,905,102)	(2,144,821)
Cash, cash equivalents and restricted cash used in investing activities	(1,905,102)	(2,144,821)

Financing cash flows
Net cash provided by (used in) financing activities	—	—
Investment in restricted cash	2,198,763	2,089,295
Cash, cash equivalents and restricted cash provided by financing activities	2,198,763	2,089,295

Net increase (decrease) in cash, cash equivalents and restricted cash	136,370	(285,713)
Cash, cash equivalents and restricted cash—beginning of period	189,260	612,863
Cash, cash equivalents and restricted cash—end of period	$325,630	$327,150

Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2016 and 2015 were $157.3 million and $230.2 million, respectively. The decrease in operating cash outflows in 2016 compared to 2015 primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively.

Investing Cash Flows

Investing cash flows during the nine months ended September 30, 2016 and 2015 were $1.9 billion and $2.1 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the nine months ended September 30, 2016 and 2015, we used $32.1 million and $50.3 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash flows during the nine months ended September 30, 2016 were $2.2 billion, primarily as a result of:

•	$1.7 billion of borrowings under the 2015 Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2026 Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2027 Senior Notes in September 2016, which was used to prepay $1.2 billion of the outstanding borrowings under the 2015 Credit Facilities and pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project;

•	$313.5 million of borrowings and a $230.0 million repayment made under the Working Capital Facility;

•	$40.7 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•
$1.3 million of equity contributions from Cheniere Partners, which decreased compared to the contributions received in the nine months ended September 30, 2015, as a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements.

Financing cash flows during the nine months ended September 30, 2015 were $2.1 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 Senior Notes in March 2015;

•	entering into the 2015 Credit Facilities June 2015 and borrowing $250.0 million under this facility during the nine months ended September 30, 2015;

•	$176.0 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$15.3 million of equity contributions from Cheniere Partners.

Results of Operations

Our net loss was $104.3 million in the three months ended September 30, 2016, compared to a net loss of $12.8 million in the three months ended September 30, 2015. This $91.5 million increase in net loss in 2016 was primarily a result of increased interest expense, net of amounts capitalized, loss from operations and loss on early extinguishment of debt, which was partially offset by decreased derivative loss, net.

Our net loss was $238.3 million in the nine months ended September 30, 2016, compared to a net loss of $230.5 million in the nine months ended September 30, 2015. This $7.8 million increase in net loss in 2016 was primarily a result of increased interest expense, net of amounts capitalized, and loss from operations, which was partially offset by decreased loss on early extinguishment of debt and derivative loss, net.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
LNG revenues	$248,188	$—	$248,188	$333,542	$—	$333,542
LNG revenues—affiliate	16,236	—	16,236	16,236	—	16,236
Total revenues	$264,424	$—	$264,424	$349,778	$—	$349,778

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Trains 1 and 2 in May and September 2016, respectively. Prior to these dates, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the three and nine months ended September 30, 2016, we loaded a total of 60.3 million MMBtu and 113.8 million MMBtu of LNG, respectively, of which 50.8 million MMBtu and 69.0 million MMBtu, respectively, resulted in the recognition of revenues related to this volume. The remaining 9.5 million MMBtu and 44.8 million MMBtu of LNG loaded during the three and nine months ended September 30, 2016, respectively, were recognized as offsets to LNG terminal costs as they related to the sale of commissioning cargoes.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Cost (cost recovery) of sales	$161,829	$(32,106)	$193,935	$217,567	$(32,176)	$249,743
Cost of sales—affiliate	3,245	—	3,245	3,890	—	3,890
Operating and maintenance expense	24,588	1,623	22,965	40,606	4,655	35,951
Operating and maintenance expense—affiliate	43,468	328	43,140	66,230	456	65,774
Terminal use agreement maintenance expense (recovery)	72	(837)	909	(546)	16,684	(17,230)
Terminal use agreement maintenance expense—affiliate	—	130	(130)	208	308	(100)
Development expense	1	113	(112)	137	2,631	(2,494)
Development expense—affiliate	87	152	(65)	484	562	(78)
General and administrative expense	1,818	1,307	511	5,472	4,027	1,445
General and administrative expense—affiliate	18,942	18,938	4	51,824	58,304	(6,480)
Depreciation and amortization expense	25,749	461	25,288	37,863	1,279	36,584
Total operating costs and expenses	$279,799	$(9,891)	$289,690	$423,735	$56,730	$367,005

Our total operating costs and expenses increased $289.7 million and $367.0 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively, compared to a significant cost recovery recorded during the three and nine months ended September 30, 2015. This cost recovery was due to a $32.2 million increase in fair value for our natural gas supply contracts recorded for the period, which we recognized following the completion and placement into service of certain modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas supply contracts. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three and nine months ended September 30, 2016 as we began depreciation of our assets related to Trains 1 and 2 of the Liquefaction Project upon reaching substantial completion.

Offsetting the increases above was a decrease to terminal use agreement maintenance expense of $17.2 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily as a result of not needing to import a cargo necessary to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we incurred our proportionate share of the costs of the cargo imported in order to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we are required to reimburse pursuant to our TUA with SPLNG.

General and administrative expense—affiliate decreased $6.5 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily a result of reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$65,939	$11,952	$53,987	$99,203	$31,261	$67,942
Loss on early extinguishment of debt	25,765	—	25,765	52,070	96,273	(44,203)
Derivative loss (gain), net	(2,557)	10,872	(13,429)	13,473	46,541	(33,068)
Other income	(179)	(98)	(81)	(430)	(320)	(110)
Total other expense	$88,968	$22,726	$66,242	$164,316	$173,755	$(9,439)

Interest expense, net of capitalized interest, increased $54.0 million and $67.9 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, due to an increase in our indebtedness outstanding (before premium and unamortized debt issuance costs), from $8.8 billion as of September 30, 2015 to $11.6 billion as of September 30, 2016, and the decrease in the portion of total interest costs that could be capitalized as Trains 1 and 2 of the Liquefaction Project are no longer in construction. For the three and nine months ended September 30, 2016, we incurred $168.2 million and $469.5 million of total interest cost, respectively, of which we capitalized $102.3 million and $370.3 million, respectively. For the three and nine months ended September 30, 2015, we incurred $141.1 million and $388.0 million of total interest cost, respectively, of which we capitalized $129.1 million and $356.7 million, respectively.

Loss on early extinguishment of debt increased by $25.8 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, whereas it decreased $44.2 million in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Loss on early extinguishment of debt during the three months ended September 30, 2016 was attributable to a $25.8 million write-off of debt issuance costs related to the prepayment of outstanding borrowings and termination of commitments under the 2015 Credit Facilities of approximately $1.4 billion in September 2016 in connection with the issuance of the 2027 Senior Notes. Loss on early extinguishment of debt during the nine months ended September 30, 2016 further included a $26.0 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 Credit Facilities in June 2016 in connection with the issuance of the 2026 Senior Notes. Loss on early extinguishment of debt during the nine months ended September 30, 2015 was attributable to a $7.3 million write-off of debt issuance costs and deferred commitment fees related to the termination and replacement of the 2013 Credit Facilities with the 2015 Credit Facilities in June 2015 and a $89.0 million write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 Credit Facilities in March 2015.

Derivative loss (gain), net decreased $13.4 million from a loss of $10.9 million in the three months ended September 30, 2015 to a gain of $2.6 million in the three months ended September 30, 2016, primarily due to a relative increase in the forward LIBOR curve in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Derivative loss, net decreased by $33.1 million in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the $34.7 million loss recognized in March 2015 upon the termination of interest rate swaps associated with the 2013 Credit Facilities.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of our Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of September 30, 2016, we estimated the fair value of our Liquefaction Supply Derivatives to be $12.1 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis prices would have resulted in a change in the fair value of our Liquefaction Supply Derivatives of $0.2 million as of September 30, 2016, compared to $0.9 million as of December 31, 2015. See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under our 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the Interest Rate Derivatives. As of September 30, 2016, we estimated the fair value of the Interest Rate Derivatives to be a liability of $15.9 million. This 10% change in interest rates would have resulted in a change in the fair value of our Interest Rate Derivatives of $1.6 million as of September 30, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the nine months ended September 30, 2016.

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended September 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.2
Ninth Supplemental Indenture, dated as of September 23 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016

10.4
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 2, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)