Form 10-K
period 2016-12-31
Sabine Pass Liquefaction, LLC
filed 2017-02-24
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2016
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Holdings	Cheniere Energy Partners LP Holdings, LLC
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing International LLP
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

General

We are a Delaware limited liability company formed by Cheniere Partners in June 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG.  Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of Cheniere Partners. Cheniere Partners, a publicly traded limited partnership, is a 55.9% owned subsidiary of Cheniere Holdings, which is, in turn, an 82.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses.

Our Business Strategy

Our primary objective is to generate stable cash flows by:

•	completing construction and commencing operation of the first five Trains of the Liquefaction Project;

•	developing and operating our Trains safely, efficiently and reliably;

•	making LNG available to our long-term SPA customers to generate steady and reliable revenues and operating cash flows; and

•	obtaining the requisite long-term commercial contracts and financing to reach a final investment decision (“FID”) regarding Train 6 of the Liquefaction Project.

Our Liquefaction Project

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of December 31, 2016:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		95.5%		52.4%
Completion percentage of:
Engineering	100%		100%		96.6%
Procurement	100%		100%		76.6%
Subcontract work	100%		78.6%		43.7%
Construction	100%		93.2%		11.3%
Date of expected substantial completion	Train 1	Operational	Train 3	1Q 2017	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively, and started the commissioning of Train 3 of the Liquefaction Project in September 2016. Substantially all of our long-lived assets are located in the United States.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced on May 15, 2016, and non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during any portion of the initial 20-year export period of such order.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order and the order denying the request for rehearing related to the export of 503.3 Bcf/yr to non-FTA countries and the appeal is pending.

Customers

We have entered into six fixed price, 20-year SPAs with extension rights with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

As of December 31, 2016, we had the following third-party SPAs:

	BG Gulf Coast LNG, LLC	Gas Natural Fenosa LNG GOM, Limited	Korea Gas Corporation	GAIL (India) Limited	Total Gas & Power North America, Inc.	Centrica plc
Annual contract quantity of LNG (in million MMBtu)	286.50 (1) (2)	182.50 (3)	182.50	182.50	104.75	91.25
Annual contract quantity of LNG (mtpa)	5.5	3.5	3.5	3.5	2.0	1.75
Expected annual fixed fees (in millions)	$723 (1)	$454	$548	$548	$314	$274
Fixed fees $/MMBtu	$2.25 - $3.00 (1)	$2.49	$3.00	$3.00	$3.00	$3.00
Variable fee per MMBtu	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub	115% of Henry Hub
Contract start (date of first commercial delivery for applicable Train)	Train 1 (1)	Train 2	Train 3	Train 4	Train 5	Train 5
Guarantor	BG Energy Holdings Limited	Gas Natural SDG S.A.	N/A	N/A	Total S.A.	N/A
Principal place of business of customer	United States	Republic of Ireland	Republic of Korea	India	United States	England and Wales

(1)
Includes an annual contract quantity of 182.5 million MMBtu of LNG upon the date of first commercial delivery of Train 1 with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36.5 million MMBtu, 34.0 million MMBtu and 33.5 million MMBtu upon the date of first commercial delivery for Trains 2, 3 and 4, respectively, with a fixed fee of $3.00 per MMBtu. Annual fixed fees of approximately $723 million are expected following the date of first commercial delivery of Train 4, consisting of approximately $520 million related to Trains 1 and 2 and approximately $203 million related to Trains 3 and 4.

(2)	Does not include 500,000 MMBtu/d of LNG at a fixed fee of $2.25 per MMBtu of LNG that was available upon Train 1 becoming commercially operable prior to the beginning of its first delivery window.

(3)	Does not include 285,000 MMBtu/d of LNG at a fixed fee of $2.49 per MMBtu of LNG that is available upon Train 2 becoming commercially operable prior to the beginning of its first delivery window.
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

During the year ended December 31, 2016, revenues from external customers that were derived from domestic customers was $414.6 million and from customers outside of the United States was $124.9 million. We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2016, we have secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

We have entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 5 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through December 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

During the third quarter of 2015, CTPL completed construction of modifications to allow the 94-mile pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”), to be able to transport natural gas to the Sabine Pass LNG terminal.

Final Investment Decision on Train 6

We will contemplate making an FID to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, upon substantial completion of Train 2 of the Liquefaction Project, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was further reduced from 75% to 50% and our percentage of all TUA Fees payable to SPLNG was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the year ended December 31, 2016, we recorded operating and maintenance expense—affiliate of $60.5 million for the TUA Fees and cost of sales—affiliate of $5.3 million for cargo loading services incurred under the TURA.

Governmental Regulation

The Liquefaction Project is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory requirement increases the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

Federal Energy Regulatory Commission

The design, construction and operation of the Liquefaction Project and the export of LNG are highly regulated activities. In order to site, construct and operate the Liquefaction Project, we received and are required to maintain authorizations from the FERC under Section 3 of the Natural Gas Act of 1938, as amended (the “NGA”), as well as several other material governmental and regulatory approvals.

The Energy Policy Act of 2005 (the “EPAct”) amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in the EPAct, nothing in the EPAct is intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals. The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to review.

Several other material governmental and regulatory approvals and permits will be required throughout the life of our Liquefaction Project. In addition, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses. To date, we have been able to obtain these approvals as needed and the need for these approvals has not materially affected our construction progress. Throughout the life of the Liquefaction Project, we will be subject to regular reporting requirements to the FERC and applicable federal state regulatory agencies regarding the operation and maintenance of our facilities.

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

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Our Liquefaction Project. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which import LNG now or will do so by the end of 2017 include Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Liquefaction Project are subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including the U.S. Department of Transportation (“DOT”), Advisory Council on Historic Preservation, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries

Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

Three significant permits are the USACE Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit (the “Section 10/404 Permit”), the Clean Air Act Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”), of which the latter two permits are issued by the Louisiana Department of Environmental Quality (“LDEQ”).

The application for revision of the Sabine Pass LNG terminal’s Section 10/404 Permit to authorize construction of Trains 1 through 4 was submitted in January 2011. The process included a public comment period which commenced in March 2011 and closed in April 2011. The revised Section 10/404 Permit was received from the USACE in March 2012. A modification to the Section 10/404 Permit, to address wetlands impacted by the construction of Trains 5 and 6, was issued by the USACE in June 2015. The USACE acted in the capacity as a cooperating agency in the review process under the National Environmental Policy Act of 1969. In addition, a Section 10/404 Permit application is pending with respect to the expansion of the Creole Trail Pipeline. These permits will require us to provide mitigation to compensate for the wetlands impacted by the respective projects. The application to amend the Sabine Pass LNG terminal’s existing Title V and PSD Permits to authorize construction of Trains 1 through 4 was initially submitted in December 2010 and revised in March 2011. The process included a public comment period from June 2011 to August 2011 and a public hearing in August 2011. The final revised Title V and PSD Permits were issued by the LDEQ in December 2011. Although these permits are final, a petition with the EPA has been filed pursuant to the Clean Air Act requesting that the EPA object to the Title V Permit. The EPA has not ruled on this petition. In June 2012, we applied to the LDEQ for a further amendment to the Title V and PSD Permits to reflect proposed modifications to the Liquefaction Project that were filed with the FERC in October 2012. The LDEQ issued the amended PSD and Title V Permits in March 2013. These permits are final. In September 2013, we applied to the LDEQ for another amendment to its PSD and Title V Permits seeking approval to, among other things, construct and operate Trains 5 and 6. The LDEQ issued the amended PSD and Title V Permits in June 2015. These permits are final.

In August 2014, the Sabine Pass LNG terminal’s existing wastewater discharge permit was modified by LDEQ to authorize the discharge of wastewaters from the liquefaction facilities. We intend to apply for a modification of this permit in mid-2017 to include wastewaters generated with respect to the anticipated operations of Trains 5 and 6.

The Sabine Pass LNG terminal is subject to DOT safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate, and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the regulatory provisions of the Dodd-Frank Act, although neither the CFTC nor the SEC has yet adopted or implemented all of the rules required by the Dodd-Frank Act. In addition, the CFTC and its staff regularly issue rule amendments and guidance, policy statements and letters interpreting or taking no-action positions, including time-limited no action positions, regarding the derivatives provisions of the Dodd-Frank Act and the rules of the CFTC under these provisions.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain physical commodity futures contracts and options thereon, as well as economically equivalent swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has proposed position limits rules that would modify and expand the applicability of limits on the speculative positions in certain physical commodity futures contracts, and economically equivalent futures, options and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Pursuant to rules adopted by the CFTC, four classes of interest rate swaps (e.g., fixed-to-float, basis swaps, forward rate agreements and overnight index swaps) denominated in several currencies and two classes of index credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate swaps in any other asset classes, including swaps relating to physical commodities, for mandatory clearing and trade execution, but could do so in the future. Although we expect to qualify for the end-user exception from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules, which, as to the collection of initial margin, are being phased in, do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks. The Dodd-Frank Act’s swaps regulatory provisions and the related rules may adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, increase the costs of entering into and maintaining swaps, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

Under the Commodity Exchange Act as amended by the Dodd-Frank Act, the CFTC is directed generally to prevent manipulation, including by fraudulent or deceptive practices, in two markets: (1) physical commodities traded in interstate commerce, including physical energy and other commodities, as well as (2) financial instruments, such as futures, options and swaps, on any commodity. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative or deceptive schemes in the physical commodities, futures, options and swaps markets. In addition, separate from the Dodd-Frank Act, our use of futures and options on commodities is subject to the Commodity Exchange Act and CFTC regulations, as well as the rules of futures exchanges on which any of these instruments are executed. Should we violate any of these laws and regulations, we could be subject to a CFTC or an exchange enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

Environmental Regulation

The Liquefaction Project is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations require significant expenditures for compliance, can affect the cost and output of operations and may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

Clean Air Act (“CAA”)

The Liquefaction Project is subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission-related issues. We do not believe, however, that our operations, or the construction and operations of the Liquefaction Project, will be materially and adversely affected by any such requirements.

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary sources, including fuel combustion sources. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. In June 2013, the Obama Administration issued its Climate Action Plan, which announced a wide-ranging set of executive actions to be implemented to cut carbon emissions in the United States. The Obama Administration has also issued regulations limiting GHG emissions from new and existing electrical generating stations (the latter is known as the Clean Power Plan). These rules are currently subject to court challenge and the timing, extent and impact of these initiatives remain uncertain. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, operating results and cash flows.

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Liquefaction Project within the coastal zone may be subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the General Land Office). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

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

Resource Conservation and Recovery Act (“RCRA”)

The federal RCRA and comparable state statutes govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. In the event such wastes are generated in connection with the Liquefaction Project, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

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

If and when we need to replace any existing SPA or enter into new SPAs, we will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently developing a natural gas liquefaction facility near Corpus Christi, Texas and has entered into eight fixed price, 20-year third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sell any quantities of LNG available under the SPAs with Cheniere Marketing, or develop new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and economic growth in developing countries. In addition, Cheniere’s ability to obtain additional funding to execute its business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and Cheniere’s ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 21 trillion cubic feet (“Tcf”) between 2014 and 2025, with LNG maintaining its current share of approximately 10% of the global market.  Wood Mackenzie forecasts that global demand for LNG will increase by 67%, from approximately 255 mtpa, or 12.2 Tcf, in 2016, to 425 mtpa, or 20.4 Tcf, in 2025 and that LNG production from existing facilities and new facilities already under construction will be able to supply the market with 368 mtpa in 2025, resulting in a market need for construction of additional facilities capable of producing an incremental 57 mtpa of LNG.  We believe our new project that does not already have capacity sold under long-term contracts is competitive with new proposed projects globally and is well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  To date, we have contracted approximately 19.75 mtpa of aggregate production capacity for Trains 1 through 5 of the Liquefaction Project with third-party customers. Train 6 has not been contracted to date. As of January 12, 2017, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term, medium-term and short-term contracting of LNG from our terminal.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2017, Cheniere and its subsidiaries had 911 full-time employees, including 320 employees who directly supported the Liquefaction Project.

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

As of December 31, 2016, we had zero cash and cash equivalents, approximately $358 million of current restricted cash and $12.0 billion of total debt outstanding (before premium and net of unamortized debt issuance costs), excluding $323.7 million of outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Liquefaction Project, and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the re-pricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We have not been profitable historically. We may not achieve profitability or generate positive operating cash flow in the future.

We had net losses of $193.5 million, $265.6 million and $376.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have never had positive operating cash flow. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues, or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

We will continue to incur significant capital and operating expenditures while we develop and construct the Liquefaction Project. Any delays beyond the expected development period for our Trains could cause, and could increase the level of, our operating losses. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate any significant positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete the applicable Train.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent on the performance, upon satisfaction of the conditions precedent to payment thereunder, by six third-party customers that have entered into SPAs with us and agreed to pay an aggregate of $2.9 billion annually in fixed fees. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective SPA in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the SPA.

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

The provisions of the Dodd-Frank Act and the rules adopted and to be adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminals and to secure natural gas feedstock for our liquefaction facilities.

The CFTC has proposed position limits rules that would modify and expand the applicability of position limits on the amounts of certain speculative futures contracts, as well as economically equivalent options, futures and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging positions and other types of transactions. The CFTC also has adopted final rules regarding aggregation of positions, under which a party that controls the trading for the account of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions in all such controlled accounts and of all such controlled or owned parties with their own positions for purposes of determining compliance with position limits rules unless an exemption applies. Upon the adoption and effectiveness of final CFTC position limits rules, and the effectiveness of the final aggregation rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms or exchanges. The CFTC has designated four classes of interest rate swaps (denominated in numerous currencies) and two classes of index credit default swaps for mandatory clearing, but has not yet proposed rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

As required by the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require certain market participants to collect and post initial and variation margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. The requirements of those rules as to the collection of initial margin are being phased in. Although we believe we will not be required to post margin with respect to any uncleared swaps we enter into in the future, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, contractually require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

The Dodd-Frank Act also imposes other regulatory requirements on swaps market participants, including end users of swaps, such as regulations relating to swap documentation, reporting and recordkeeping, and certain business conduct rules applicable to swap dealers and major swap participants. Together with the Basel III capital requirements on certain swaps market participants, the regulatory requirements of the Dodd-Frank Act and the rules thereunder relating to swaps and derivatives market participants could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter and reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.

We expect that our hedging activities will remain subject to significant and developing regulations and regulatory oversight. However, the full impact of the various U.S. (and non-U.S.) regulatory developments in connection with these activities will not be known with certainty until such derivatives market regulations are fully implemented and related market practices and structures are fully developed.

In making our investment decisions for the Liquefaction Project, we have relied on several economic development programs in Louisiana, including Industrial Tax Exemption (“ITE”) contracts.  If we were to lose significant tax incentives through the economic development programs or if the ITE contracts were declared void, the loss of such tax incentives and/or exemptions could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We have utilized the ITE program, which is available for a “new” manufacturing establishment or an “addition” to an existing manufacturing establishment.  We have entered into a total of eight ITE contracts, which exempt from ad valorem property taxes all of our assets when placed in service.

On October 12, 2016, a lawsuit was filed by JMCB, LLC (“JMCB”) against us, the Louisiana Department of Economic Development (“LED”) and the Louisiana Board of Commerce and Industry (“BCI”) (the “Pending Matter”).  In the Pending Matter, JMCB contends that one of our ITE contracts should be declared an improper and unauthorized act of BCI.  JMCB asks the court to declare the contract null and void and without legal effect, as well as for incidental damages in the form of any taxes not paid in reliance on the exemption granted under the ITE contract.  JMCB’s petition is filed as a class action that seeks declaratory relief for all similarly situated taxpayers in Cameron Parish and for the governmental agencies that would have received the ad valorem property taxes, but for the ITE contract.  We believe that the likelihood that the resolution of the Pending Matter will have a material adverse effect on our business, financial condition, operating results, liquidity or prospects is remote.  If we do not prevail in the Pending Matter, the loss of such tax exemption could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We may not be successful in fully implementing our proposed business strategy to provide liquefaction capabilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities.

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

The actual construction costs of the Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give Bechtel the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. We do not have any prior experience in constructing liquefaction facilities, and other than Trains 1 and 2 of the Liquefaction Project, no liquefaction facilities have been constructed and placed in service in the United States in over 40 years. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to the EPC contracts with Bechtel or any future EPC contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the Liquefaction Project is fully constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Delays in the completion of one or more Trains could lead to reduced revenues or termination of one or more of the SPAs by our counterparties.

Any delay in completion of a Train could cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. In particular, each of our SPAs provides that the counterparty may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development of Train 6 will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our business strategy.

We will require significant additional funding to be able to commence construction of Train 6, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development of Train 6, and we may not be able to complete our business plan. Even if we are able to obtain funding, the funding may be inadequate to cover any increases in costs or delays in completion of Train 6, which may cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more future customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The design, construction and operation of the Liquefaction Project and the export of LNG are highly regulated activities. Approvals of the FERC and DOE under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and export LNG. Although the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of six Trains, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional approvals in conjunction with ongoing construction and operations of the Liquefaction Project. We also have a pending application with the DOE for authorization to export LNG to non-FTA countries in addition to the orders previously granted to us by the DOE. We will be required to obtain similar approvals and permits with respect to any expansion or modification of the Liquefaction Project. We cannot control the outcome of the FERC’s or the DOE’s review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in the Liquefaction Project. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are entirely dependent on Cheniere and Cheniere Partners, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of January 31, 2017, Cheniere and its subsidiaries had 911 full-time employees, including 320 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the natural gas liquefaction facility it is developing and constructing near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity, and prospects.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have a TUA with SPLNG under which SPLNG derives economic benefits, we have entered into a transportation agreement with a subsidiary of Cheniere Partners to transport natural gas to the Liquefaction Project and Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently developing and constructing a natural gas liquefaction facility near Corpus Christi, Texas and has entered into eight third-party SPAs for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6.

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
Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the Liquefaction Project, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of Bechtel and our other contractors to pay liquidated damages under their agreements are subject to caps on liability, as set forth therein.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the Liquefaction Project or result in a contractor’s unwillingness to perform further work on the Liquefaction Project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. However, we may not be able to purchase or receive physical delivery of sufficient quantities of natural gas to satisfy those obligations, which may provide affected SPA customers with the right to terminate their SPAs. Our failure to purchase or receive physical delivery of sufficient quantities of natural gas could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Liquefaction Project is and will be subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;

•	cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;

•	political conditions in natural gas producing regions;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations at the Liquefaction Project are, in part, dependent upon the ability of our SPA customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Political instability in foreign countries that import natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG suppliers and merchants in such countries to import LNG from the United States. Furthermore, some foreign suppliers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or from our competitors’ liquefaction facilities in the United States.

In addition to natural gas, LNG also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy. LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.

As a result of these and other factors, LNG may not be a competitive source of energy internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources in markets accessible to our customers could adversely affect the ability of our customers to deliver LNG from the United States or from the Liquefaction Project on a commercial basis. Any significant impediment to the ability to deliver LNG from the United States generally, or from the Liquefaction Project specifically, could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Various economic and political factors could negatively affect the development, construction and operation of the Liquefaction Project, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We have contracted for firm capacity for our natural gas feedstock transportation requirements for Trains 1 through 5 of the Liquefaction Project.  We cannot control the regulatory and permitting approvals or third parties’ construction times. If and when we need to replace one or more of our agreements with these interconnecting pipelines, we may not be able to do so on commercially reasonable terms or at all, which could impair our ability to fulfill our obligations under certain of our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

A terrorist, including a cyberterrorist, or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including one or more of the Trains, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment and natural resources; the use, handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and investigation and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and submit filings and reports related to our compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties and/or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Federal and state laws can impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs.  Such initiatives could affect the demand for or cost of natural gas or could increase compliance costs for our operations. The future of the Clean Power Plan and other GHG-related initiatives of the federal government may change under the Trump Administration.

Other future legislation and regulations, such as those relating to the transportation and security of LNG exported from the Sabine Pass LNG terminal could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

LDEQ Matter

Certain of Cheniere’s subsidiaries, including us, are in discussions with the LDEQ to resolve self-reported deviations arising from operations of the Sabine Pass LNG terminal and the commissioning of the Liquefaction Project, and relating to certain requirements under our Title V Permit. The matter involves deviations self-reported to LDEQ pursuant to the Title V Permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, we received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. We continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues (including transactions with affiliates)	$833,411	$—	$—	$—	$—
Income (loss) from operations	49,847	(91,632)	(119,179)	(135,660)	(85,783)
Interest expense, net of capitalized interest	(185,825)	(36,330)	(23,909)	(10,796)	(139)
Net loss	(193,465)	(265,617)	(376,853)	(194,490)	(85,157)

	December 31,
	2016	2015	2014	2013	2012
Property, plant and equipment, net	$11,874,843	$9,841,407	$6,962,395	$4,412,580	$1,228,720
Total assets	12,883,316	10,433,380	7,818,254	5,857,456	1,710,380
Current debt	223,500	15,000	—	—	—
Long-term debt, net	11,649,229	9,205,559	6,389,775	4,027,046	100,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-K include the following:

•
We commenced production and shipment of LNG commissioning cargoes from Trains 1 and 2 of the Liquefaction Project in February and August 2016, respectively, and achieved substantial completion and commenced operating activities in May and September 2016, respectively.

•	In September 2016, we initiated the commissioning process for Train 3 of the Liquefaction Project.

•	In November 2016, the date of first commercial delivery was reached under our fixed price, 20-year SPA with BG Gulf Coast LNG, LLC relating to the first train of the Liquefaction Project.

•	Jack A. Fusco was appointed as our Chief Executive Officer in May 2016.

•
In June and September 2016, we issued 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”) and 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), respectively, for aggregate principal amounts of $1.5 billion each. Net proceeds of the offerings of the 2026 Senior Notes and 2027 Senior Notes were approximately $1.3 billion and $1.4 billion, respectively, after deducting commissions, fees and expenses and incremental interest required under the respective senior notes during construction. The net proceeds were used to prepay a portion (for the 2026 Senior Notes) and all (for the 2027 Senior Notes) of the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”). The remaining proceeds from the 2027 Senior Notes were used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

•
Standard & Poor’s (“S&P”) upgraded our senior secured rating to BBB- from BB+ in September 2016. Additionally, Moody’s Investors Service upgraded our senior secured rating to Ba2 from Ba3 in April 2016, and further upgraded it to Ba1 in December 2016. In January 2017, Fitch Ratings assigned us a senior secured investment grade rating of BBB-.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	357,953	189,260
Available commitments under the following credit facilities:
2015 Credit Facilities	1,642,133	3,755,000
$1.2 billion Working Capital Facility (“Working Capital Facility”)	652,823	1,049,785

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Financial Statements.

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of December 31, 2016:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		95.5%		52.4%
Completion percentage of:
Engineering	100%		100%		96.6%
Procurement	100%		100%		76.6%
Subcontract work	100%		78.6%		43.7%
Construction	100%		93.2%		11.3%
Date of expected substantial completion	Train 1	Operational	Train 3	1Q 2017	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively, and started the commissioning of Train 3 of the Liquefaction Project in September 2016.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced on May 15, 2016, and non-FTA countries for a 20-year term, which commenced on June 3, 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•	Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during any portion of the initial 20-year export period of such order.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the DOE order and the order denying the request for rehearing related to the export of 503.3 Bcf/yr to non-FTA countries and the appeal is pending.

Customers

We have entered into six fixed price, 20-year SPAs with extension rights with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2016, we have secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

We have entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 5 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through December 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG, which will provide us access to additional facilities needed for us to deliver LNG to our SPA customers. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by us will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was reduced from 100% to 75% and our percentage of all TUA Fees payable to SPLNG increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, upon substantial completion of Train 2 of the Liquefaction Project, Cheniere Investments’ percentage of all TUA Fees payable to SPLNG was further reduced from 75% to 50% and our percentage of all TUA Fees payable to SPLNG was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the year ended December 31, 2016, we recorded operating and maintenance expense—affiliate of $60.5 million for the TUA Fees and cost of sales—affiliate of $5.3 million for cargo loading services incurred under the TURA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 Credit Facilities, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the year ended December 31, 2016, we realized offsets to LNG terminal costs of $201.0 million that was related to the sale of commissioning cargoes because this amount was earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

The following table provides a summary of our capital resources for the Liquefaction Project, excluding equity contributions from Cheniere Partners, at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Senior Notes (1)	$11,500,000	$8,500,000
Credit facilities outstanding balance (2)	537,500	860,000
Letters of credit issued (2)	323,677	135,215
Available commitments under credit facilities (2)	2,294,956	4,804,785
Total capital resources from borrowings and available commitments	$14,656,133	$14,300,000

(1)
Includes 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”), 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”), 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”), 2026 Senior Notes and 2027 Senior Notes (collectively, the “Senior Notes”).

(2)	Includes 2015 Credit Facilities and Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 10—Debt of our Notes to Financial Statements.

Senior Secured Notes

The Senior Notes are secured on a first-priority basis by a security interest in all of our membership interests and substantially all of our assets.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes (except for the 2026 Senior Notes and 2027 Senior Notes, in which case the time period is six months before the respective dates of maturity), we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within three months of the respective maturity dates for each series of the Senior Notes (except for the 2026 Senior Notes and 2027 Senior Notes, in which case the time period is six months before the respective dates of maturity), redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion. The 2015 Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. We had $1.6 billion and $3.8 billion of available commitments and $314.0 million and $845.0 million of outstanding borrowings under the 2015 Credit Facilities as of December 31, 2016 and 2015, respectively.

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

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of December 31, 2016, we had $652.8 million of available commitments, $323.7 million aggregate amount of issued letters of credit and $223.5 million of loans outstanding under the Working Capital Facility. As of December 31, 2015, we had

$1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the Working Capital Facility.

The Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. Loans deemed made in connection with a draw upon a letter of credit have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes and the 2015 Credit Facilities.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2016, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2016	2015	2014
Operating cash flows	$(129,663)	$(207,231)	$(175,853)
Investing cash flows	(2,337,864)	(2,923,034)	(2,587,565)
Financing cash flows	2,636,220	2,706,662	2,316,547

Net increase (decrease) in cash, cash equivalents and restricted cash	168,693	(423,603)	(446,871)
Cash, cash equivalents and restricted cash—beginning of period	189,260	612,863	1,059,734
Cash, cash equivalents and restricted cash—end of period	$357,953	$189,260	$612,863

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2016, 2015 and 2014 were $129.7 million, $207.2 million and $175.9 million, respectively. The decrease in operating cash outflows in 2016 compared to 2015 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in May and September 2016, respectively. The increase in cash used by operating activities from 2014 to 2015 was primarily related to the timing of amounts paid to third parties for operating costs.

Investing Cash Flows

Investing cash outflows during the years ended December 31, 2016, 2015 and 2014 were $2.3 billion, $2.9 billion and $2.6 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the years ended December 31, 2016, 2015 and 2014, we used $32.1 million, $62.0 million and $38.7 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the year ended December 31, 2016 were $2.6 billion, primarily as a result of:

•	$2.0 billion of borrowings under the 2015 Credit Facilities;

•
issuance of aggregate principal amounts of $1.5 billion each of the 2026 Senior Notes in June 2016 and the 2027 Senior Notes in September 2016, which were used to prepay $2.5 billion of the outstanding borrowings under the 2015 Credit Facilities;

•	$473.5 million of borrowings and a $265.0 million repayment made under the Working Capital Facility;

•	$42.1 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$0.4 million of debt extinguishment costs paid in connection with the prepayments of the outstanding borrowings under the 2015 Credit Facilities; and

•
$1.3 million of equity contributions from Cheniere Partners, which decreased compared to the contributions received in prior years as a result of utilizing our borrowings instead of equity contributions from Cheniere Partners to finance our capital resource requirements.

Financing cash inflows during the year ended December 31, 2015 were $2.7 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 Senior Notes in March 2015;

•	entering into the 2015 Credit Facilities June 2015 and borrowing $860.0 million under this facility during the year ended December 31, 2015;

•	$168.6 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$15.3 million of equity contributions from Cheniere Partners.

Financing cash flows during the year ended December 31, 2014 were $2.3 billion, primarily as a result of:

•	$77.0 million of borrowings under the previous credit facilities;

•
issuance of an aggregate principal amount of $2.0 billion of the 2024 Senior Notes and $0.5 billion of the 2023 Senior Notes in May 2014, a portion of which was used to prepay $177.0 million of outstanding borrowings under the previous credit facilities;

•	$102.7 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$11.7 million of equity contributions from Cheniere Partners.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2016:

	Payments Due By Period (1)
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Construction obligations (2)	$1,134,743	$740,124	$394,619	$—	$—
Purchase obligations (3)	7,982,229	1,641,296	2,212,099	1,958,922	2,169,912
Debt (4)	12,037,500	223,500	—	2,314,000	9,500,000
Interest Payments (4)	4,827,227	685,422	1,370,843	1,232,394	1,538,568
Operating lease obligations	7,094	396	792	769	5,137
Obligations to affiliates (5)	4,396,914	224,609	449,217	449,217	3,273,871
Total	$30,385,707	$3,515,347	$4,427,570	$5,955,302	$16,487,488

(1)	Agreements in force as of December 31, 2016 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2016.

(2)
Construction obligations primarily relate to the EPC contracts for Trains 3 through 5 of the Liquefaction Project. The estimated remaining cost pursuant to our EPC contracts as of December 31, 2016 is included. A discussion of these obligations can be found at Note 13—Commitments and Contingencies of our Notes to Financial Statements.

(3)	Purchase obligations consist of contracts for which conditions precedent have been met, and primarily relate to natural gas supply, transportation and storage services, as well as maintenance contracts for the Liquefaction Project. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly.

(4)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2016. See Note 10—Debt of our Notes to Financial Statements.

(5)
Obligations to affiliates relate to land subleased from SPLNG for the Liquefaction Project. Obligations arising through intercompany service agreements include TUA fees with SPLNG, including amounts assumed under the TURA, and only include the fixed fee portion and do not include variable fees. A discussion of these obligations can be found in Note 11—Related Party Transactions of our Notes to Financial Statements.

In addition, in the ordinary course of business, we maintain letters of credit and have certain cash restricted in support of certain performance obligations of our subsidiaries. As of December 31, 2016, we had $323.7 million aggregate amount of issued letters of credit under the Working Capital Facility and $358.0 million of current restricted cash. For more information, see Note 3—Restricted Cash of our Notes to Financial Statements.

Results of Operations

Our net loss was $193.5 million in the year ended December 31, 2016, compared to a net loss of $265.6 million in the year ended December 31, 2015. This $72.1 million decrease in net loss in 2016 was primarily a result of increased income from operations, decreased loss on early extinguishment of debt and decreased derivative loss, net, which was partially offset by increased interest expense, net of amounts capitalized.

Our net loss was $376.9 million in the year ended December 31, 2014. This $111.3 million decrease in net loss in 2015 was primarily a result of decreased derivative loss, net, increased cost recovery of sales and decreased loss on early extinguishment of debt, partially offset by increased general and administrative expense (“G&A Expense”) (including affiliate amounts) and increased interest expense, net of amounts capitalized.

Revenues

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
LNG revenues	$539,454	$—	$539,454	$—	$—
LNG revenues—affiliate	293,957	—	293,957	—	—
Total revenues	$833,411	$—	$833,411	$—	$—

2016 vs. 2015

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion of Trains 1 and 2 and commencement of operating activities in May and September 2016, respectively. Prior to these dates, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the year ended December 31, 2016, we loaded a total of 195.7 million MMBtu of LNG, of which 150.9 million MMBtu resulted in the recognition of revenues related to this volume. The remaining 44.8 million MMBtu of LNG loaded during the year ended December 31, 2016 was recognized as an offset to LNG terminal costs as it related to the sale of commissioning cargoes. As additional Trains become operational, we expect our LNG revenues to increase in the future.

2015 vs. 2014

There were no revenues recognized during the years ended December 31, 2015 and 2014.

Operating costs and expenses

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
Cost (cost recovery) of sales	$415,746	$(32,453)	$448,199	$(342)	$(32,111)
Cost of sales—affiliate	6,754	—	6,754	—	—
Operating and maintenance expense	73,785	4,557	69,228	5,553	(996)
Operating and maintenance expense—affiliate	128,423	1,331	127,092	95	1,236
Terminal use agreement maintenance expense (recovery)	(543)	18,428	(18,971)	25,677	(7,249)
Terminal use agreement maintenance expense—affiliate	208	400	(192)	387	13
Development expense	126	2,850	(2,724)	9,319	(6,469)
Development expense—affiliate	511	722	(211)	1,153	(431)
General and administrative expense	7,246	5,637	1,609	5,305	332
General and administrative expense—affiliate	68,070	87,681	(19,611)	71,065	16,616
Depreciation and amortization expense	83,238	2,479	80,759	967	1,512
Total operating costs and expenses	$783,564	$91,632	$691,932	$119,179	$(27,547)

2016 vs. 2015

Our total operating costs and expenses increased $691.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in May and September 2016, respectively.

Cost of sales increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project compared to a cost recovery recognized during the year ended December 31, 2015. This cost recovery was due to a $32.2 million increase in fair value for our natural gas supply contracts recorded for the period, which we recognized following the completion and placement into service of modifications to the underlying pipeline infrastructure and the resulting development of a market for physical gas delivery at locations specified in a portion of our natural gas supply contracts. Similarly, during the year ended December 31, 2016, we recognized a $67.5 million increase in fair value of a natural gas supply contract due to the satisfaction of conditions precedent, including completion of relevant pipeline infrastructure, for that contract. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process.

Operating and maintenance expense (including affiliate amounts) increased during the year ended December 31, 2016 as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Operating and maintenance expense—affiliate during the year ended December 31, 2016 included $60.5 million paid to SPLNG under the TUA and $44.7 million paid to CTPL under natural gas transportation precedent and other agreements. Depreciation and amortization expense increased during the year ended December 31, 2016 as we began depreciation of our assets related to Trains 1 and 2 of the Liquefaction Project upon reaching substantial completion.

Partially offsetting the increases above was a decrease to terminal use agreement maintenance expense of $19.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily a result of not needing to import a cargo necessary to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal during the year ended December 31, 2016. During the year ended December 31, 2015, we incurred our proportionate share of the costs of the cargo imported in order to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which we are required to reimburse pursuant to our TUA with SPLNG.

G&A Expense—affiliate decreased $19.6 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily a result of reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the Liquefaction Project.

As additional Trains become operational, we expect our operating costs and expenses to increase in the future, including higher depreciation and amortization expense as the related assets begin to be depreciated upon reaching substantial completion.

2015 vs. 2014

Our total operating costs and expenses decreased $27.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of the $32.2 million increase in cost recovery of sales during the year ended December 31, 2015, as described above.

Other expense (income)

	Year Ended December 31,
(in thousands)	2016	2015	Change	2014	Change
Interest expense, net of capitalized interest	$185,825	$36,330	$149,495	$23,909	$12,421
Loss on early extinguishment of debt	52,180	96,273	(44,093)	114,335	(18,062)
Derivative loss, net	5,934	41,722	(35,788)	119,401	(77,679)
Other expense (income)	(627)	(340)	(287)	29	(369)
Total other expense	$243,312	$173,985	$69,327	$257,674	$(83,689)

2016 vs. 2015

Interest expense, net of capitalized interest, increased $149.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in our indebtedness outstanding (before premium and unamortized debt issuance costs), from $9.4 billion as of December 31, 2015 to $12.0 billion as of December 31, 2016, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 and 2 of the Liquefaction Project are no longer in construction. For the year ended December 31, 2016, we incurred $648.9 million of total interest cost, of which we capitalized $463.1 million, which was directly related to the construction of the Liquefaction Project. For the year ended December 31, 2015, we incurred $531.5 million of total interest cost, of which we capitalized $495.2 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt increased $44.1 million in the year ended December 31, 2016, as compared to the year ended December 31, 2015. Loss on early extinguishment of debt during the year ended December 31, 2016 was attributable to the write-off of debt issuance costs and payment of fees related to the $2.6 billion prepayment of outstanding borrowings and termination of commitments under the 2015 Credit Facilities in connection with the issuance of the 2026 Senior Notes and the 2027 Senior Notes. Loss on early extinguishment of debt during the year ended December 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under our previous credit facilities in March 2015 and the replacement of our previous credit facilities with the 2015 Credit Facilities in June 2015.

Derivative loss, net decreased $35.8 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a $34.7 million loss recognized in March 2015 upon the termination of interest rate swaps associated with our previous credit facilities.

2015 vs. 2014

Interest expense, net of capitalized interest, increased $12.4 million in 2015 as compared to 2014 due to an increase in our indebtedness outstanding as of December 31, 2015 compared to December 31, 2014. For the years ended December 31, 2015 and 2014, we incurred $531.5 million and $397.9 million of total interest cost, respectively, of which we capitalized and deferred $495.2 million and $374.0 million, respectively, which were directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased $18.1 million in 2015 as compared to 2014. Loss on early extinguishment of debt during the year ended December 31, 2015 was discussed above. Loss on early extinguishment of debt during the year ended December 31, 2014 was attributable to a write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under our previous credit facilities in May 2014.

Derivative loss, net decreased $77.7 million in 2015 as compared to 2014. The derivative loss recognized during the year ended December 31, 2014 was attributable to a decrease in long-term LIBOR during that period, whereas the movement in long-term LIBOR had a minimal effect on derivative loss for the year ended December 31, 2015 as a result of a lower notional amount of interest rate derivatives. Instead of movement in long-term LIBOR rates, the $41.7 million derivative loss recognized during the year ended December 31, 2015 was primarily attributable to the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under our previous credit facilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

Our derivative instruments consist of interest rate swaps, financial commodity derivative contracts transacted in an over-the-counter market and index-based physical commodity contracts. We value our interest rate swaps using observable inputs including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data. Valuation of our index-based physical commodity contracts is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace, market transactions and other relevant data.

Gains and losses on derivative instruments are recognized currently in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 15—Recent Accounting Standards of our Notes to Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$73,065	$6,071	$32,467	$895

See Note 7—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under our 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(6,224)	$2,310	$(8,740)	$(3,058)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

By:	/s/ Jack A. Fusco	By:	/s/ Michael J. Wortley
	Jack A. Fusco		Michael J. Wortley
	Chief Executive Officer (Principal Executive Officer)		Manager and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
Sabine Pass Liquefaction, LLC:

We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2016 and 2015, and the related statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass Liquefaction, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in note 15 to the financial statements, the Company has changed its method of accounting for debt issuance costs in 2016 and 2015 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements and the Company has also changed the presentation of cash flows in its statements of cash flows in 2016, 2015, and 2014 due to the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2017

SABINE PASS LIQUEFACTION, LLC

BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	357,953	189,260
Accounts and other receivables	89,729	577
Accounts receivable—affiliate	99,765	2,457
Advances to affiliate	25,892	28,312
Inventory	88,521	5,742
Other current assets	25,242	8,412
Other current assets—affiliate	10,585	—
Total current assets	697,687	234,760

Property, plant and equipment, net	11,874,843	9,841,407
Debt issuance costs, net	58,655	132,091
Non-current derivative assets	66,788	30,304
Other non-current assets, net	185,343	194,818
Total assets	$12,883,316	$10,433,380

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$22,750	$13,420
Accrued liabilities	407,469	201,559
Current debt	223,500	15,000
Due to affiliates	33,016	53,848
Deferred revenue	45,921	—
Derivative liabilities	11,481	6,430
Total current liabilities	744,137	290,257

Long-term debt, net	11,649,229	9,205,559
Non-current derivative liabilities	2,001	2,884
Other non-current liabilities—affiliate	1,679	3,393

Commitments and contingencies (see Note 13)

Member’s equity	486,270	931,287
Total liabilities and member’s equity	$12,883,316	$10,433,380

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues
LNG revenues	$539,454	$—	$—
LNG revenues—affiliate	293,957	—	—
Total revenues	833,411	—	—

Operating costs and expenses
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	415,746	(32,453)	(342)
Cost of sales—affiliate	6,754	—	—
Operating and maintenance expense	73,785	4,557	5,553
Operating and maintenance expense—affiliate	128,423	1,331	95
Terminal use agreement maintenance expense (recovery)	(543)	18,428	25,677
Terminal use agreement maintenance expense—affiliate	208	400	387
Development expense	126	2,850	9,319
Development expense—affiliate	511	722	1,153
General and administrative expense	7,246	5,637	5,305
General and administrative expense—affiliate	68,070	87,681	71,065
Depreciation and amortization expense	83,238	2,479	967
Total operating costs and expenses	783,564	91,632	119,179

Income (loss) from operations	49,847	(91,632)	(119,179)

Other income (expense)
Interest expense, net of capitalized interest	(185,825)	(36,330)	(23,909)
Loss on early extinguishment of debt	(52,180)	(96,273)	(114,335)
Derivative loss, net	(5,934)	(41,722)	(119,401)
Other income (expense)	627	340	(29)
Total other expense	(243,312)	(173,985)	(257,674)

Net loss	$(193,465)	$(265,617)	$(376,853)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY
(in thousands)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2013	$1,638,265	$1,638,265
Capital contributions from Cheniere Partners	11,734	11,734
Non-cash distributions to affiliates	(745)	(745)
Net loss	(376,853)	(376,853)
Balance at December 31, 2014	1,272,401	1,272,401
Capital contributions from Cheniere Partners	15,297	15,297
Non-cash distributions to affiliates	(90,794)	(90,794)
Net loss	(265,617)	(265,617)
Balance at December 31, 2015	931,287	931,287
Capital contributions from Cheniere Partners	1,250	1,250
Non-cash distributions to affiliates	(252,802)	(252,802)
Net loss	(193,465)	(193,465)
Balance at December 31, 2016	$486,270	$486,270

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(193,465)	$(265,617)	$(376,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash terminal use agreement maintenance expense	160	16,763	24,461
Depreciation and amortization expense	83,238	2,479	967
Amortization of debt issuance costs, deferred commitment fees and premium	11,711	2,100	—
Loss on early extinguishment of debt	52,180	96,273	114,335
Total (gains) losses on derivatives, net	(36,380)	7,377	118,199
Net cash used for settlement of derivative instruments	(6,705)	(41,756)	(22,093)
Other	432	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(89,820)	15	(22)
Accounts receivable—affiliate	(98,590)	350	(1,584)
Advances to affiliate	722	(4,342)	(14,539)
Inventory	(60,045)	(3,565)	(22,963)
Accounts payable and accrued liabilities	179,295	(4,967)	9,234
Due to affiliates	954	6,347	(2,373)
Deferred revenue	45,921	—	—
Other, net	(10,219)	(975)	(2,622)
Other—affiliate	(9,052)	(17,713)	—
Net cash used in operating activities	(129,663)	(207,231)	(175,853)

Cash flows from investing activities
Property, plant and equipment, net	(2,305,737)	(2,861,000)	(2,548,855)
Other	(32,127)	(62,034)	(38,710)
Net cash used in investing activities	(2,337,864)	(2,923,034)	(2,587,565)

Cash flows from financing activities
Proceeds from issuances of debt	5,442,500	2,860,000	2,584,500
Repayments of debt	(2,765,000)	—	(177,000)
Debt issuance and deferred financing costs	(42,106)	(168,635)	(102,687)
Debt extinguishment costs	(424)	—	—
Capital contributions from Cheniere Partners	1,250	15,297	11,734
Net cash provided by financing activities	2,636,220	2,706,662	2,316,547

Net increase (decrease) in cash, cash equivalents and restricted cash	168,693	(423,603)	(446,871)
Cash, cash equivalents and restricted cash—beginning of period	189,260	612,863	1,059,734
Cash, cash equivalents and restricted cash—end of period	$357,953	$189,260	$612,863

Balances per Balance Sheets:

	December 31
	2016	2015	2014
Cash and cash equivalents	$—	$—	$—
Restricted cash	357,953	189,260	155,810
Non-current restricted cash	—	—	457,053
Total cash, cash equivalents and restricted cash	$357,953	$189,260	$612,863

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Delaware limited liability company formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. We are a Houston-based company with one member, Sabine Pass LNG-LP, LLC, an indirect wholly owned subsidiary of Cheniere Partners. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Cheniere Partners is a 55.9% owned subsidiary of Cheniere Holdings, which is, in turn, an 82.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses.

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 and 2 have commenced operating activities, Train 3 is undergoing commissioning and has produced LNG, Trains 4 and 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG.

In June 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. Prior to our adoption of this guidance, we were a development stage entity because we devoted substantially all of our efforts to establish a new natural gas liquefaction business for which planned principal operations had not yet commenced. The adoption of this guidance did not have a material impact on our financial position, operating results or cash flows other than the removal of inception-to-date information about income statement line items, cash flows and equity transactions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Financial Statements of SPL have been prepared in accordance with GAAP. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, operating results or cash flows.

In 2016, we started production at the Liquefaction Project. As a result, we introduced a new line item entitled “cost of sales” and modified the components of activity included in “operating and maintenance expense” on our Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other costs related to converting natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Operating and maintenance expense now includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Recurring fair-value measurements are performed for derivative instruments as disclosed in Note 7—Derivative Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable reported on our Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 10—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs. Non-financial assets and liabilities initially measured at fair value include intangible assets and AROs.

Revenue Recognition

Fees received pursuant to SPAs are recognized as LNG revenues after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use. LNG revenues are recognized when LNG is delivered to the counterparty, either at the Sabine Pass LNG terminal or at the counterparty’s LNG receiving terminal, based on the terms of the contract.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

Accounts Receivable

Accounts receivable is reported net of allowances for doubtful accounts. Impaired receivables are specifically identified and evaluated for expected losses.  The expected loss on impaired receivables is primarily determined based on the debtor’s ability to pay and the estimated value of any collateral.  We did not recognize any bad debt expense related to accounts receivable during the years ended December 31, 2016, 2015 and 2014.

Inventory

LNG and natural gas inventory are recorded at weighted average cost and materials and other inventory are recorded at cost. Inventory is subject to lower of cost or market (“LCM”) adjustments at the end of each period. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  Reimbursement to SPLNG for our portion of its fuel costs related to maintaining the cryogenic readiness of the Sabine Pass LNG terminal is recorded in terminal use agreement maintenance expense—affiliate.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

We capitalize interest and other related debt costs during the construction period of a Train. Upon commencement of operations, capitalized interest, as a component of the total cost, is amortized over the estimated useful life of the asset.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in other operating costs and expenses.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We recorded $0.4 million, zero and zero impairments related to property, plant and equipment during the years ended December 31, 2016, 2015 and 2014, respectively.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from interest rate and commodity price risk. Derivative instruments are recorded at fair value and included in our Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria and we elect the normal purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in current earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges during the years ended December 31, 2016, 2015 and 2014. See Note 7—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our interest rate derivative instruments are placed with investment grade financial institutions whom we

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

believe are acceptable credit risks. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded as other current asset. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

We have entered into six fixed price 20-year SPAs with six unaffiliated third parties. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective SPAs. During the year ended December 31, 2016, we received 77% of our net LNG revenues from one SPA customer.

Debt

Our debt consists of current and long-term secured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Balance Sheets at par value adjusted for unamortized discount or premium. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment of debt are recorded in gains and losses on the extinguishment of debt on our Statements of Operations.

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as a direct deduction from the debt liability unless incurred in connection with a line of credit arrangement, in which case they are presented as an asset on our Balance Sheet. Debt issuance costs are amortized to interest expense or property, plant and equipment over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to loss on early extinguishment of debt.

Asset Retirement Obligations

We recognize AROs for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our assessment of AROs is described below.

We have not recorded an ARO associated with the Sabine Pass LNG terminal. Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender the liquefaction facilities at the Sabine Pass LNG terminal in good order and repair, with normal wear and tear and casualty expected, is zero.

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

At December 31, 2016, the tax basis of our assets and liabilities was $268.0 million more than the reported amounts of our assets and liabilities.

Pursuant to the indentures governing our debt, we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

the state tax sharing agreement discussed in Note 11—Related Party Transactions. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

Business Segment

Our liquefaction operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of SPL in total when evaluating financial performance and for purposes of allocating resources.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of December 31, 2016 and 2015, restricted cash consisted of the following (in thousands):

	December 31,
	2016	2015
Current restricted cash
Liquefaction Project	$357,953	$189,260

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2016 and 2015, accounts and other receivables consisted of the following (in thousands):

	December 31,
	2016	2015
Trade receivable	$87,555	$—
Other accounts receivable	2,174	577
Total accounts and other receivables	$89,729	$577

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of December 31, 2016, approximately 99% of our trade receivable balance was from two SPA customers.

NOTE 5—INVENTORY

As of December 31, 2016 and 2015, inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Natural gas	$14,755	$5,724
LNG	45,008	—
Materials and other	28,758	18
Total inventory	$88,521	$5,742

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$5,270,039	$42,220
LNG terminal construction-in-process	6,675,317	9,795,309
Accumulated depreciation	(75,662)	(789)
Total LNG terminal costs, net	11,869,694	9,836,740
Fixed assets and other
Furniture and fixtures	1,446	1,154
Computer software	4,373	3,782
Machinery and equipment	405	339
Vehicles	2,731	1,405
Other	714	390
Accumulated depreciation	(4,520)	(2,403)
Total fixed assets and other, net	5,149	4,667
Property, plant and equipment, net	$11,874,843	$9,841,407

Depreciation expense during the years ended December 31, 2016, 2015 and 2014 was $76.8 million, $1.9 million and $1.0 million, respectively.

During the year ended December 31, 2016, we realized offsets to LNG terminal costs of $201.0 million that was related to the sale of commissioning cargoes because this amount was earned prior to the start of commercial operations, during the testing phase for the construction of Trains 1 and 2 of the Liquefaction Project.

LNG Terminal Costs

LNG terminal costs related to the Liquefaction Project are depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Liquefaction Project with similar estimated useful lives have a depreciable range between 6 and 50 years, as follows:

Components	Useful life (yrs)
Water pipelines	30
Liquefaction processing equipment	6-50
Other	15-30

Fixed Assets and Other

Our fixed assets and other are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

NOTE 7—DERIVATIVE INSTRUMENTS

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.
The following table (in thousands) shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	December 31, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$(6,224)	$—	$(6,224)	$—	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives asset (liability)	(4,483)	(1,474)	79,022	73,065	—	(25)	32,492	32,467
Natural Gas Derivatives asset	—	—	—	—	—	29	—	29

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of December 31, 2016 and 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$79,022	Income Approach	Basis Spread	$(0.260) - $(0.003)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$32,492	$342
Realized and mark-to-market gains:
Included in cost of sales (1)	48,218	32,150
Purchases and settlements:
Purchases	538	—
Settlements (1)	(2,226)	—
Transfers out of Level 3	—	—
Balance, end of period	$79,022	$32,492
Change in unrealized gains relating to instruments still held at end of period	$48,938	$32,150

(1)	Does not include the decrease in fair value of $0.7 million related to the realized gains capitalized during the year ended December 31, 2016.
Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Our derivative instruments are subject to contractual provisions which provide for the unconditional right of set-off for all derivative assets and liabilities with a given counterparty in the event of default.

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

As of December 31, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest Rate Derivatives	Derivative liabilities	$(4,223)	$(5,940)
Interest Rate Derivatives	Non-current derivative liabilities	(2,001)	(2,800)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Interest Rate Derivatives loss	$(5,934)	$(41,722)	$(119,401)

Commodity Derivatives

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial delivery of specified Trains of the Liquefaction Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of December 31, 2016, we have secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through natural gas supply contracts. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,111.4 million MMBtu as of December 31, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities. The notional natural gas position of our Financial Liquefaction Supply Derivatives was approximately 5.6 million MMBtu as of December 31, 2016.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of December 31, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives and our Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Balance Sheets:

	December 31, 2016			December 31, 2015
	Liquefaction Supply Derivatives (1)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$13,535	$—	$13,535	$2,737	$29	$2,766
Non-current derivative assets	66,788	—	66,788	30,304	—	30,304
Total derivative assets	80,323	—	80,323	33,041	29	33,070

Derivative liabilities	(7,258)	—	(7,258)	(490)	—	(490)
Non-current derivative liabilities	—	—	—	(84)	—	(84)
Total derivative liabilities	(7,258)	—	(7,258)	(574)	—	(574)

Derivative asset, net	$73,065	$—	$73,065	$32,467	$29	$32,496

(1)	Does not include collateral of $6.0 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2016.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

(2)	Does not include collateral of $0.4 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Statements of Operations during the years ended December 31, 2016, 2015 and 2014:

		Year Ended December 31,
	Statement of Operations Location (1)	2016	2015	2014
Liquefaction Supply Derivatives loss	LNG revenues	$(8)	$—	$—
Liquefaction Supply Derivatives gain (2)	Cost (cost recovery) of sales	(42,172)	(32,503)	(342)
Natural Gas Derivatives gain	Operating and maintenance expense	(150)	(1,842)	(860)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2016
Interest Rate Derivatives	$(6,229)	$5	$(6,224)
Liquefaction Supply Derivatives	82,116	(1,793)	80,323
Liquefaction Supply Derivatives	(11,078)	3,820	(7,258)
As of December 31, 2015
Interest Rate Derivatives	$(8,740)	$—	$(8,740)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
Natural Gas Derivatives	152	(123)	29

NOTE 8—OTHER NON-CURRENT ASSETS

As of December 31, 2016 and 2015, other non-current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$22,809	$32,049
Advances made to municipalities for water system enhancements	95,495	89,953
Advances and other asset conveyances to third parties to support LNG terminals	30,707	28,850
Tax-related payments and receivables	3,248	5,535
Information technology service assets	22,145	24,166
Other	10,939	14,265
Total other non-current assets, net	$185,343	$194,818

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2016 and 2015, accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Interest costs and related debt fees	$204,110	$135,336
Liquefaction Project costs	203,316	66,223
Other accrued liabilities	43	—
Total accrued liabilities	$407,469	$201,559

NOTE 10—DEBT

As of December 31, 2016 and 2015, our debt consisted of the following (in thousands):

	December 31,
	2016	2015
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $7,181 and $8,718	$2,007,181	$2,008,718
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5,657 and $6,392	1,505,657	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500,000	—
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500,000	—
2015 Credit Facilities	314,000	845,000
Unamortized debt issuance costs (1)	(177,609)	(154,551)
Total long-term debt, net	11,649,229	9,205,559

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	223,500	15,000
Total debt, net	$11,872,729	$9,220,559

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

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2016 (in thousands):

Years Ending December 31,	Principal Payments
2017	$223,500
2018	—
2019	—
2020	314,000
2021	2,000,000
Thereafter	9,500,000
Total	$12,037,500

Senior Notes

The terms of the 2021 Senior Notes, 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes and 2027 Senior Notes (collectively, the “Senior Notes”) are governed by a common indenture (the “Indenture”), and interest on the Senior Notes is payable semi-annually in arrears. The Indenture contains customary terms and events of default

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness; purchase, redeem or retire capital stock; sell or transfer assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; incur liens; enter into transactions with affiliates; consolidate, merge, sell or lease all or substantially all of our assets; and enter into certain LNG sales contracts. See Note 16—Subsequent Events for additional information regarding covenants under the Indenture. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes (except for the 2026 Senior Notes and 2027 Senior Notes, in which case the time period is six months before the respective dates of maturity), we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within three months of the respective maturity dates for each series of the Senior Notes (except for the 2026 Senior Notes and 2027 Senior Notes, in which case the time period is six months before the respective dates of maturity), redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2016 (in thousands):

	2015 Credit Facilities	Working Capital Facility
Original facility size	$4,600,000	$1,200,000
Outstanding balance	314,000	223,500
Commitments prepaid or terminated	2,643,867	—
Letters of credit issued	—	323,677
Available commitment	$1,642,133	$652,823

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	Earlier of December 31, 2020 or second anniversary of Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans

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

During 2016, in conjunction with the issuance of the 2026 Senior Notes and the 2027 Senior Notes, we prepaid outstanding borrowings and terminated commitments under the 2015 Credit Facilities for approximately $2.6 billion. These prepayments and

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

termination of commitments resulted in a write-off of debt issuance costs and payment of fees associated with the 2015 Credit Facilities of $52.2 million during the year ended December 31, 2016.

Loans under the 2015 Credit Facilities accrue interest at a variable rate per annum equal to, at SPL’s election, LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.30% to 1.75%, depending on the applicable 2015 Credit Facility, and the applicable margin for base rate loans is 1.75%. Interest on LIBOR loans is due and payable at the end of each LIBOR period and interest on base rate loans is due and payable at the end of each quarter. In addition to interest, we are required to pay insurance/guarantee premiums of 0.45% per annum on any drawn amounts under the covered tranches of the 2015 Credit Facilities.  The 2015 Credit Facilities also require us to pay a quarterly commitment fee calculated at a rate per annum equal to either: (1) 40% of the applicable margin, multiplied by the average daily amount of the undrawn commitment or (2) 0.70% of the undrawn commitment, depending on the applicable 2015 Credit Facility. The principal of the loans made under the 2015 Credit Facilities must be repaid in quarterly installments, commencing with the earlier of June 30, 2020 and the last day of the first full calendar quarter after the completion date of Trains 1 through 5 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2015 Credit Facilities.

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
Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million.

Loans under the Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the Working Capital Facility is 0.75% per annum. Interest on Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. However, if such base rate loan is converted into a LIBOR loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2016, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Interest Expense

Total interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total interest cost	$648,915	$531,495	$397,949
Capitalized interest	(463,090)	(495,165)	(374,040)
Total interest expense, net	$185,825	$36,330	$23,909

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium (1)	$11,512,838	$12,308,736	$8,515,110	$7,469,718
Credit facilities (2)	537,500	537,500	860,000	860,000

(1)	The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

(2)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$293,957	$—	$—

Cost of sales—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	5,264	—	—
Fees under the Pre-commercial LNG Marketing Agreement	1,490	—	—
Total cost of sales—affiliate	6,754	—	—

Operating and maintenance expense—affiliate
TUA	60,516	—	—
Natural Gas Transportation Agreement	44,656	—	—
Services Agreements	22,424	860	95
LNG Site Sublease Agreement	827	471	—
Total operating and maintenance expense—affiliate	128,423	1,331	95

Terminal use agreement maintenance expense—affiliate
TUA	208	400	387

Development expense—affiliate
Services Agreements	396	722	1,153
LNG Site Sublease Agreement	115	—	—
Total development expense—affiliate	511	722	1,153

General and administrative expense—affiliate
Services Agreements	68,070	87,425	70,553
LNG Site Sublease Agreement	—	241	482
Other agreements	—	15	30
Total general and administrative expense—affiliate	68,070	87,681	71,065

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Pre-commercial LNG Marketing Agreement

In May 2015, we entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on our behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of our SPA customers. We pay a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Natural Gas Transportation Agreement

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies.

Services Agreements

As of December 31, 2016 and 2015, we had $25.9 million and $28.3 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under this agreement are recorded in general and administrative expense—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

LNG Site Sublease Agreement

We have entered into agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The aggregate annual sublease payment is $0.9 million, which was increased from $0.5 million during 2015. The initial terms of the subleases expire on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreements.

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG $252.8 million, $80.5 million and $0.7 million of assets during the years ended December 31, 2016, 2015 and 2014, respectively, which have been recorded as non-cash distributions to affiliates.

Interconnect Agreement
We have entered into an agreement with CTPL to construct certain interconnect facilities between a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines and the Liquefaction Project, with ownership and responsibility for maintenance and operation transferred to CTPL following construction. Upon completion of modifications during the third quarter of 2015, we conveyed to CTPL $10.1 million of assets under this agreement.

Contract for Sale and Purchase of Natural Gas and LNG

We have entered into an agreement with SPLNG that allows us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under this agreement are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

SABINE PASS LIQUEFACTION, LLC
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

NOTE 12—LEASES

During the years ended December 31, 2016, 2015 and 2014, we recognized rental expense for all operating leases of $1.8 million, $1.2 million and $0.9 million, respectively, related primarily to land sites for the Liquefaction Project. In June 2012, we entered into an agreement with SPLNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. See Note 11—Related Party Transactions for additional information regarding this sublease agreement.

Future annual minimum lease payments, excluding inflationary adjustments and payments to affiliates, are as follows (in thousands):

Years ending December 31,	Operating Leases (1)
2017	$396
2018	396
2019	396
2020	396
2021	373
Thereafter	5,137
Total	$7,094

(1)	Includes certain lease option renewals that are reasonably assured.

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2016, are not recognized as liabilities but require disclosures in our Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contracts

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 3 through 5 of the Liquefaction Project.

The EPC contract for Trains 3 and 4 and the EPC contract for Train 5 provide that we will pay Bechtel contract prices of $3.9 billion and $3.0 billion, respectively, subject to adjustment by change order.  We have the right to terminate each EPC contract for our convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization, and (3) a lump sum of up to $30.0 million depending on the termination date.

Obligations under SPAs

We have entered into third-party SPAs which obligate us to purchase and liquefy sufficient quantities of natural gas to deliver 401.5 million MMBtu per year of LNG to the customers’ vessels for Trains 1 and 2 of the Liquefaction Project and 628.5 million MMBtu per year of LNG for Trains 3 through 5 of the Liquefaction Project, subject to completion of construction.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

We have entered into index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts primarily range from approximately one to six years and commence upon the occurrence of conditions precedent, including our declaration to the respective natural gas supplier that we are ready to commence the term of the supply arrangement in anticipation of the date of first commercial operation of the applicable, specified Trains of the Liquefaction Project. As of December 31, 2016, we have secured up to approximately 1,993.9 million MMBtu of natural gas feedstock through natural gas supply contracts, of which we determined that we have purchase obligations for the contracts for which conditions precedent were met.

Additionally, we have entered into transportation and storage service agreements for the Liquefaction Project. The initial term of the transportation agreements ranges from 10 to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The term of our storage service agreements ranges from three to ten years.

As of December 31, 2016, our obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in thousands):

Years Ending December 31,	Payments Due (1)
2017	$1,611,296
2018	1,192,791
2019	1,019,309
2020	1,055,497
2021	903,425
Thereafter	2,169,912
Total	$7,952,230

(1)	Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on prices and basis spreads as of December 31, 2016.

Obligations under LNG TUAs

We have entered into a TUA with SPLNG pursuant to which we have reserved approximately 2.0 Bcf/d of regasification capacity. See Note 11—Related Party Transactions for additional information regarding this TUA.

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

Services Agreements

We have entered into certain services agreements with affiliates. See Note 11—Related Party Transactions for information regarding such agreements.

State Tax Sharing Agreement

In August 2012, we entered into a state tax sharing agreement with Cheniere. See Note 11—Related Party Transactions for additional information regarding this agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Other Commitments

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 12—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2016, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for interest, net of amounts capitalized	$74,519	$—	$—
Non-cash distributions to affiliates for conveyance of assets	252,802	90,645	745
Other non-cash distribution to affiliates	—	149	—
Non-cash conveyance of assets to non-affiliate	—	13,169	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $262.6 million, $228.2 million and $117.4 million, as of December 31, 2016, 2015 and 2014, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 15—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of December 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard provides a single, comprehensive revenue recognition model which replaces and supersedes most existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires that the costs to obtain and fulfill contracts with customers should be recognized as assets and amortized to match the pattern of transfer of goods or services to the customer if expected to be recoverable. The standard also requires enhanced disclosures. This guidance may be adopted either retrospectively to each prior reporting period presented subject to allowable practical expedients (“full retrospective approach”) or as a cumulative-effect adjustment as of the date of adoption (“modified retrospective approach”).
January 1, 2018
We continue to evaluate the effect of this standard on our Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The FASB has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Financial Statements.

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
		January 1, 2017	The adoption of this guidance will not have a material impact on our Financial Statements or related disclosures.
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
January 1, 2019
We continue to evaluate the effect of this standard on our Financial Statements. Preliminarily, we expect that the requirement to recognize all leases will be a significant change from current practice but will not have a material impact upon our Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Additionally, the following table provides a brief description of recent accounting standards that were adopted by the Company during the reporting period:

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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Balance Sheets. See Note 10—Debt for additional disclosures.

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
		December 31, 2016	The adoption of this guidance did not have an impact on our Financial Statements or related disclosures.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
December 31, 2016
As a result of adopting this standard, our Statements of Cash Flows now reconciles the balance of total cash, cash equivalents and restricted cash from the beginning of the period to the end of the period. This resulted in changes to previously reported cash flows from operating, investing and financing activities.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Standard	Description	Date of Adoption	Effect on our Financial Statements or Other Significant Matters
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard narrows the accounting definition of a business and clarifies that when substantially all of the fair value of an integrated set of assets and activities is concentrated in a single asset or a group of similar assets, the integrated set of assets and activities is not a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance may be early adopted and must be adopted prospectively.
		December 31, 2016	The adoption of this guidance did not have an impact on our Financial Statements or related disclosures.

NOTE 16—SUBSEQUENT EVENTS

Senior Notes

In January 2017, we were assigned a second investment grade rating on our senior secured notes by rating agencies. As a result, certain covenants, including those that limit SPL’s ability to make certain investments, under the Indenture are no longer applicable.

Private Placement Notes

In February 2017, we entered into a Note Purchase Agreement with various purchasers to issue and sell $800 million aggregate principal amount of 5.00% senior secured notes due 2037 in a private placement conducted pursuant to Section 4(a)(2) of the Securities Act.

SABINE PASS LIQUEFACTION, LLC

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
Revenues	$28	$85,326	$264,424	$483,633
Income (loss) from operations	(30,061)	(28,521)	(15,375)	123,804
Net income (loss)	(47,241)	(86,690)	(104,343)	44,809

Year ended December 31, 2015:
Revenues	$—	$—	$—	$—
Loss from operations	(37,089)	(29,532)	(9,891)	(15,120)
Net loss	(169,549)	(48,101)	(12,835)	(35,132)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the fiscal year ended December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Financial Statements on page 36 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. During the fiscal year ended December 31, 2016, Blackstone Group included in its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group during the period covered by the reports. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to have been affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

Blackstone Group disclosed that Travelport Worldwide Limited (“Travelport”) engaged in the following activities during the quarterly period ended March 31, 2016: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 were approximately $156,000 and $109,000, respectively. Blackstone Group informed us that Travelport intended to continue these business activities with Iran Air and Iran Air Tours as such activities were either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities during the quarterly periods ended March 31, 2016 and June 30, 2016: NCR reported that during the period from January 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, NCR abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by NCR to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR did not intend to engage in any further business activities with CBS.

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2016 and 2015. The following table (in thousands) sets forth the fees paid to KPMG LLP for professional services rendered for 2016 and 2015:

	Fiscal 2016	Fiscal 2015
Audit Fees	$2,015	$1,210

Audit Fees—Audit fees for 2016 and 2015 include review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—There were no audit-related fees in 2016 and 2015.

Tax Fees—There were no tax fees in 2016 and 2015.

Other Fees—There were no other fees in 2016 and 2015.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of Cheniere Partners has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2016 and 2015.

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
4.14
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

4.15	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.14 above)
4.16
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.17
Ninth Supplemental Indenture, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.18	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-2 to Exhibit 4.17 above)
10.1
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.2
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.3
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.4
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.5
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

Exhibit No.	Description
10.6
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between Sabine Pass Liquefaction, LLC and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.7
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.8
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.9
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.10
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.11
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.12
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.13
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.14*
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC, and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

10.15
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.16
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.17
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.18
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.19
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement),dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to Cheniere Holdings’ Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.20
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

Exhibit No.	Description
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

10.25
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
10.27
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031 LNG Intank Pump Replacement Scope Reduction/OSBL Additional Piling for the Cathodic Protection Rectifier Platform and Drum Storage Shelter dated October 15, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-4/A (SEC File No. 333-192373), filed on January 28, 2014)

10.28
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.29
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.30
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.31
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.32
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.33
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.34
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Platform Design Modifications, Compressor Oil Fills, Additional Building Modifications, dated October 16, 2015, and (ii) the Change Order CO-00043 Soil Provisional Sum Closure, dated December 2, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

Exhibit No.	Description
10.35
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.36
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.37
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.38
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00053 Adjustment, dated September 27, 2016, (ii) the Change Order CO-00054 Operating Spare Part Provisional Sum Closeout, dated November 3, 2016, and (iii) the Change Order CO-00055 Existing Facility Labor Provisional Sum Closeout, dated November 21, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.39
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Registration Statement on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.40
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Lines, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 29, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated May 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.41
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, dated July 26, 2013, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, and (v) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

Exhibit No.	Description
10.42
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.43
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.44
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.45
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.46
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.47
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.48
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.49
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

Exhibit No.	Description
10.50
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.51
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00030 Professional Services for Control System Changes Post TCCC, dated September 16, 2016, (ii) the Change Order CO-00031 Marine Flare Study, dated September 16, 2016, and (iii) the Change Order CO-00032 Operational Spare Part Provisional Sum Closeout, dated November 3, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.52
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.53
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.54
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.55
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.56
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

Exhibit No.	Description
10.57
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.58
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.59
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016, and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.60
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.61
Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.62
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.63
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.64
Administrative Amendment to the Common Terms Agreement, dated as of December 31, 2015, among Sabine Pass Liquefaction, LLC, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

10.65
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, and The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM"), as the KEXIM Direct Facility Lender, Joint Lead Arranger and Joint Lead Bookrunner (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.66
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

Exhibit No.	Description
10.67
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

10.68
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

10.69
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

10.70
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.71
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.72
Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere Energy, Inc. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-192373), filed on November 15, 2013)

31.1*	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Shanda	Manager and President	February 24, 2017
Doug Shanda

/s/ Michael J. Wortley	Manager and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Leonard Travis

/s/ Sean T. Klimczak	Manager	February 24, 2017
Sean T. Klimczak