Form 10-Q
period 2017-03-31
Sabine Pass Liquefaction, LLC
filed 2017-05-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:    Not applicable

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing International LLP
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	531	358
Accounts and other receivables	101	90
Accounts receivable—affiliate	93	100
Advances to affiliate	51	26
Inventory	78	89
Other current assets	23	25
Other current assets—affiliate	11	10
Total current assets	888	698

Non-current restricted cash	1,000	—
Property, plant and equipment, net	12,369	11,875
Debt issuance costs, net	22	58
Non-current derivative assets	28	67
Other non-current assets, net	168	185
Total assets	$14,475	$12,883

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$32	$23
Accrued liabilities	406	407
Current debt	—	224
Due to affiliates	35	33
Deferred revenue	36	46
Deferred revenue—affiliate	19	—
Derivative liabilities	4	11
Total current liabilities	532	744

Long-term debt, net	13,460	11,649
Non-current derivative liabilities	1	2
Other non-current liabilities—affiliate	—	2

Member’s equity	482	486
Total liabilities and member’s equity	$14,475	$12,883

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
LNG revenues	$492	$—
LNG revenues—affiliate	331	—
Total revenues	823	—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	510	4
Cost of sales—affiliate	4	—
Operating and maintenance expense	39	5
Operating and maintenance expense—affiliate	59	1
General and administrative expense	2	1
General and administrative expense—affiliate	17	17
Depreciation and amortization expense	47	2
Total operating costs and expenses	678	30

Income (loss) from operations	145	(30)

Other expense
Interest expense, net of capitalized interest	(105)	(6)
Loss on early extinguishment of debt	(42)	—
Derivative loss, net	(2)	(11)
Total other expense	(149)	(17)

Net loss	$(4)	$(47)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in millions)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2016	$486	$486
Net loss	(4)	(4)
Balance at March 31, 2017	$482	$482

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(4)	$(47)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	47	2
Amortization of debt issuance costs, deferred commitment fees, premium and discount	5	—
Loss on early extinguishment of debt	42	—
Total losses on derivatives, net	41	15
Net cash used for settlement of derivative instruments	(11)	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	(11)	—
Accounts receivable—affiliate	56	—
Advances to affiliate	(40)	—
Inventory	18	(3)
Accounts payable and accrued liabilities	(39)	(3)
Due to affiliates	2	(2)
Deferred revenue	(10)	—
Deferred revenue—affiliate	19	—
Other, net	3	(3)
Other, net—affiliate	(2)	2
Net cash provided by (used in) operating activities	116	(42)

Cash flows from investing activities
Property, plant and equipment, net	(528)	(712)
Other	—	(28)
Net cash used in investing activities	(528)	(740)

Cash flows from financing activities
Proceeds from issuances of debt	2,314	785
Repayments of debt	(703)	(15)
Debt issuance and deferred financing costs	(26)	—
Capital contributions from Cheniere Partners	—	1
Net cash provided by financing activities	1,585	771

Net increase (decrease) in cash, cash equivalents and restricted cash	1,173	(11)
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$1,531	$178

Balances per Balance Sheets:

	March 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash	531	178
Non-current restricted cash	1,000	—
Total cash, cash equivalents and restricted cash	$1,531	$178

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place.

In the second quarter of 2016, we started production at the Liquefaction Project and began recognizing LNG revenues, which include fees that are received pursuant to our SPAs. During the three months ended March 31, 2017, we received 94% of our net LNG revenues from two SPA customers.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of March 31, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$531	$358

Non-current restricted cash
Liquefaction Project	1,000	—

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Trade receivable	$92	$88
Other accounts receivable	9	2
Total accounts and other receivables	$101	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments. As of March 31, 2017 and December 31, 2016, substantially all of our trade receivable balance was from two SPA customers.

NOTE 4—INVENTORY

As of March 31, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Natural gas	$19	$15
LNG	21	45
Materials and other	38	29
Total inventory	$78	$89

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	March 31,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$7,696	$5,270
LNG terminal construction-in-process	4,789	6,675
Accumulated depreciation	(121)	(75)
Total LNG terminal costs, net	12,364	11,870
Fixed assets
Fixed assets	10	9
Accumulated depreciation	(5)	(4)
Total fixed assets, net	5	5
Property, plant and equipment, net	$12,369	$11,875

Depreciation expense during the three months ended March 31, 2017 and 2016 was $45 million and $1 million, respectively.

During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of the Liquefaction Project.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under one of our credit facilities (“Interest Rate Derivatives”) and

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations.

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	March 31, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
Liquefaction Supply Derivatives asset (liability)	(2)	—	41	39	(4)	(2)	79	73

There have been no changes to our evaluation of and accounting for our derivative positions designated as Level 1 during the three months ended March 31, 2017. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of March 31, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$41	Income Approach	Basis Spread	$(0.345) - $0.081

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(41)	(2)
Purchases and settlements:
Purchases	4	—
Settlements (1)	(1)	—
Balance, end of period	$41	$30
Change in unrealized gains relating to instruments still held at end of period	$(41)	$(2)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the three months ended March 31, 2016.
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

Interest Rate Derivatives

We had entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”). In March 2017, we settled the Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 Credit Facilities, as discussed in Note 9—Debt.

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest Rate Derivatives	Derivative liabilities	$—	$(4)
Interest Rate Derivatives	Non-current derivative liabilities	—	(2)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Interest Rate Derivatives loss	$(2)	$(11)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets:

		Fair Value Measurements as of (1)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$16	$13
Liquefaction Supply Derivatives	Non-current derivative assets	28	67
Liquefaction Supply Derivatives	Derivative liabilities	(4)	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(1)	—

(1)
Does not include collateral of $5 million and $6 million deposited for such contracts, which is included in other current assets in our Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

We had secured up to approximately 2,051 million MMBtu and 1,994 million MMBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2017 and December 31, 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,214 million MMBtu and 1,117 million MMBtu as of March 31, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
	Statement of Operations Location (1)	2017	2016
Liquefaction Supply Derivatives loss (2)	Cost of sales	$39	$4

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2017
Liquefaction Supply Derivatives	$48	$(4)	$44
Liquefaction Supply Derivatives	2	(7)	(5)
As of December 31, 2016
Interest Rate Derivatives	$(6)	$—	$(6)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$20	$23
Advances made to municipalities for water system enhancements	95	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	—	3
Information technology service assets	21	22
Other	2	11
Total other non-current assets, net	$168	$185

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Interest costs and related debt fees	$147	$204
Liquefaction Project costs	259	203
Total accrued liabilities	$406	$407

NOTE 9—DEBT

As of March 31, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $7 and $7	$2,007	$2,007
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	—
2015 Credit Facilities	—	314
Unamortized debt issuance costs	(201)	(178)
Total long-term debt, net	13,460	11,649

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	224
Total debt, net	$13,460	$11,873

2017 Debt Issuances and Redemptions

Senior Notes

In February 2017, we issued an aggregate principal amount of $800 million of the 2037 Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In March 2017, we issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 Senior Notes. Net proceeds of the offerings of the 2037 Senior Notes and the 2028 Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 Senior Notes were used to repay the then outstanding borrowings of $369 million under the 2015 Credit Facilities and, along with the net proceeds of the 2028 Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

In connection with the issuance of the 2037 Senior Notes and the 2028 Senior Notes, we terminated the remaining available balance of $1.6 billion under the 2015 Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $42 million during the three months ended March 31, 2017.

The 2037 Senior Notes and the 2028 Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. The 2028 Senior Notes are governed by the same common indenture as our other senior notes, which also contains customary terms and events of default, covenants and redemption terms.

At any time prior to six months before the respective dates of maturity of the 2037 Senior Notes and the 2028 Senior Notes, we may redeem all or part of such notes at a redemption price equal to the “optional redemption” price for the 2037 Senior Notes or the “make-whole” price for the 2028 Senior Notes, as set forth in the respective indentures governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within six months of the respective maturity dates for the 2037 Senior Notes and the 2028 Senior Notes, redeem all or part of such notes at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2028 Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, we have agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2028 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2028 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after March 6, 2017. Under specified circumstances, we have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2028 Senior Notes. We will be obligated to pay additional interest on the 2028 Senior Notes if we fail to comply with our obligation to register them within the specified time period.

Credit Facilities

Below is a summary (in millions) of our Working Capital Facility as of March 31, 2017:

Working Capital Facility
Original facility size	$1,200
Outstanding balance	—
Letters of credit issued	377
Available commitment	$823

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Total interest cost	$186	$147
Capitalized interest	(81)	(141)
Total interest expense, net	$105	$6

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,861	$13,807	$11,513	$12,309
2037 Senior Notes (2)	800	826	—	—
Credit facilities (3)	—	—	538	538

(1)
Includes 2021 Senior Notes, 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2028 Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$331	$—

Cost of sales—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	4	—

Operating and maintenance expense—affiliate
TUA	33	—
Natural Gas Transportation Agreement	16	—
Services Agreements	10	1
Total operating and maintenance expense—affiliate	59	1

General and administrative expense—affiliate
Services Agreements	17	17

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Terminal-Related Agreements

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into the TURA pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its respective percentage of TUA fees payable is reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations) as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments and by us varies based upon the number of Trains that have reached commercial operations.  The following table shows the percentages of all TUA Fees payable to SPLNG by Cheniere Investments and us in accordance with the TURA:

Period	Percentage of TUA Fees Payable by Investments	Percentage of TUA Fees Payable by SPL
Prior to May 2016 (substantial completion of Train 1)	100%	0%
May 2016 - September 2016 (substantial completion of Train 2)	75%	25%
September 2016 - March 2017 (substantial completion of Train 3)	50%	50%
March 2017 through substantial completion of Train 4	25%	75%
After substantial completion of Train 4	0%	100%

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. Cargo loading fees incurred under this agreement are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is based on our approximately 41% share of the commercial LNG storage capacity at the Sabine Pass LNG terminal.

Cheniere Marketing SPA

Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

We have entered into an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement.

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, we have executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

We have entered into an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on our behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of our SPA customers. We pay a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Natural Gas Transportation Agreement

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies.

Services Agreements

As of March 31, 2017 and December 31, 2016, we had $51 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

LNG Site Sublease Agreement

We have entered into agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million. The initial terms of the subleases expire on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cooperation Agreement
We have entered into an agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG zero and $253 million of assets during the three months ended March 31, 2017 and 2016, respectively, which have been recorded as non-cash distributions to affiliates.

Contract for Sale and Purchase of Natural Gas and LNG

We have entered into an agreement with SPLNG that allows us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under this agreement are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

State Tax Sharing Agreement
We have entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after August 2012.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$154	$27
Non-cash distributions to affiliates for conveyance of assets	—	253

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $306 million and $303 million, as of March 31, 2017 and 2016, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The Financial Accounting Standards Board has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Financial Statements.

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
January 1, 2019
We continue to evaluate the effect of this standard on our Financial Statements. Preliminarily, we expect that the requirement to recognize all leases on our Balance Sheets will be a significant change from current practice but will not have a material impact upon our Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

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
		January 1, 2017	The adoption of this guidance did not have a material impact on our Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•
Year to date, LNG from the Liquefaction Project has been delivered to 6 new countries. As of April 2017, LNG from the Liquefaction Project had reached 20 of the 39 LNG importing countries around the world.

Operational

•
43 LNG cargoes (154 million MMBtu) were loaded from the Liquefaction Project in the first quarter of 2017, and in early April 2017 we reached the milestone of 100 cumulative LNG cargoes exported from the Liquefaction Project.

•
We commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017.
Financial

•
In February and March 2017, we issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), respectively. Net proceeds of the offerings of the 2037 Senior Notes and 2028 Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 Senior Notes)

and estimated fees and expenses. The net proceeds of the 2037 Senior Notes were used to repay the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”) and, along with the net proceeds of the 2028 Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

•	In January 2017, Fitch Ratings assigned our senior secured debt an investment grade rating of BBB-.

Liquidity and Capital Resources

The following table (in millions) provides a summary of our liquidity position at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	1,531	358
Available commitments under the following credit facilities:
2015 Credit Facilities	—	1,642
$1.2 billion Working Capital Facility (“Working Capital Facility”)	823	653

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements.

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of March 31, 2017:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		97.3%		63.1%
Completion percentage of:
Engineering	100%		100%		99.2%
Procurement	100%		100%		93.0%
Subcontract work	100%		84.3%		46.0%
Construction	100%		96.7%		19.2%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1, 2 and 3 of the Liquefaction Project and commenced operating activities in May 2016, September 2016 and March 2017, respectively, and started the commissioning of Train 4 of the Liquefaction Project in March 2017.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review (1) the 203 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same and (2) the 503.3 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same. Both appeals are pending.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2017, we have secured up to approximately 2,051 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its respective percentage of TUA fees payable is reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations) as each of Trains 1 through 4 reaches commercial operation. The percentage of the TUA Fees payable by Cheniere Investments and by us varies based upon the number of Trains that have reached commercial operations.  The following table shows the percentages of all TUA Fees payable to SPLNG by Cheniere Investments and us in accordance with the TURA:

Period	Percentage of TUA Fees Payable by Investments	Percentage of TUA Fees Payable by SPL
Prior to May 2016 (substantial completion of Train 1)	100%	0%
May 2016 - September 2016 (substantial completion of Train 2)	75%	25%
September 2016 - March 2017 (substantial completion of Train 3)	50%	50%
March 2017 through substantial completion of Train 4	25%	75%
After substantial completion of Train 4	0%	100%

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended March 31, 2017, we recorded operating and maintenance expense—affiliate of $33 million for the TUA Fees and cost of sales—affiliate of $4 million for cargo loading services incurred under the TURA. We did not record any expenses under the TURA during the three months ended March 31, 2016.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3, we commenced gaining access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, during the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	—	537
Letters of credit issued (2)	377	324
Available commitments under credit facilities (2)	823	2,295
Total capital resources from borrowings and available commitments	$14,850	$14,656

(1)
Includes 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875%, Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 2028 Senior Notes and 2037 Senior Notes (collectively, the “Senior Notes”).

(2)	Includes 2015 Credit Facilities and Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

Senior Secured Notes

The Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our membership interests and substantially all of our assets.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes (except for the 2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes and 2037 Senior Notes, in which case the time period is six months before the respective dates of maturity), we may redeem all or part of such series of the Senior Notes at a redemption price equal to the “make-whole” price (except for the 2037 Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within three months of the respective maturity dates for each series of the Senior Notes (except for the 2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes and 2037 Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. In February 2017, we issued the 2028 Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 Credit Facilities. In March 2017, we issued the 2028 Senior Notes and terminated the remaining available balance of $1.6 billion under the 2015 Credit Facilities.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2017 and December 31, 2016, we had $823 million and $653 million of available commitments, $377 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the Working Capital Facility, respectively.

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

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2017	2016
Operating cash flows	$116	$(42)
Investing cash flows	(528)	(740)
Financing cash flows	1,585	771

Net increase (decrease) in cash, cash equivalents and restricted cash	1,173	(11)
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$1,531	$178

Operating Cash Flows

Our operating cash flows increased from outflows of $42 million during the three months ended March 31, 2016 to inflows of $116 million during the three months ended March 31, 2017. The $158 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1, 2 and 3 of the Liquefaction Project in May 2016, September 2016 and March 2017, respectively.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2017 and 2016 were $528 million and $740 million, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the three months ended March 31, 2016, we used $28 million primarily for payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2017 were $1.6 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 Senior Notes and $1.35 billion of the 2028 Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility; and

•	$26 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

Financing cash inflows during the three months ended March 31, 2016 were $771 million, primarily as a result of:

•	$660 million of borrowings under the 2015 Credit Facilities;

•	$125 million of borrowings and a $15 million repayment made under the Working Capital Facility; and

•	$1 million of equity contributions from Cheniere Partners.

Results of Operations

Our net loss was $4 million in the three months ended March 31, 2017, compared to a net loss of $47 million in the three months ended March 31, 2016. This $43 million decrease in net loss in 2017 was primarily a result of increased income from operations, which was partially offset by increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended March 31,
(in millions)	2017	2016	Change
LNG revenues	$492	$—	$492
LNG revenues—affiliate	331	—	331
Total revenues	$823	$—	$823

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned during the testing phase for the construction of those Trains of the Liquefaction Project. During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $124 million and $14 million, respectively, that were related to the sale of commissioning cargoes. During the three months ended March 31, 2017, we recognized revenues related to the sale of 128 million MMBtu of LNG and recognized an offset to LNG terminal costs related to the sale of 18 million MMBtu of LNG. An additional 8 million MMBtu of commissioning LNG was loaded during the current quarter but was in transit as of March 31, 2017. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Cost of sales	$510	$4	$506
Cost of sales—affiliate	4	—	4
Operating and maintenance expense	39	5	34
Operating and maintenance expense—affiliate	59	1	58
General and administrative expense	2	1	1
General and administrative expense—affiliate	17	17	—
Depreciation and amortization expense	47	2	45
Total operating costs and expenses	$678	$30	$648

Our total operating costs and expenses increased $648 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of the commencement of operations of at the Liquefaction Project in May 2016 upon the substantial completion of Train 1, followed by the substantial completion of Trains 2 and 3 in September 2016 and March 2017, respectively.

Cost of sales increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the commencement of operations at the Liquefaction Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process.

Operating and maintenance expense (including affiliate amounts) increased during the three months ended March 31, 2017 as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Operating and maintenance expense—affiliate during the three months ended March 31, 2017 included $33 million paid to SPLNG under the TUA, $16 million paid to CTPL under natural gas transportation agreement and $10 million paid for service agreements. During the three months ended March 31, 2016, there were no fees paid under the TUA or the natural gas transportation agreement and $1 million for service agreements. Depreciation and amortization expense increased during the three months ended March 31, 2017 as we began depreciation of our assets related to Trains 1 through 3 of the Liquefaction Project upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to increase in the future, including higher depreciation and amortization expense as the related assets begin to be depreciated upon reaching substantial completion.

Other expense

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Interest expense, net of capitalized interest	$105	$6	$99
Loss on early extinguishment of debt	42	—	42
Derivative loss, net	2	11	(9)
Total other expense	$149	$17	$132

Interest expense, net of capitalized interest, increased $99 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $10.1 billion as of March 31, 2016 to $13.7 billion as of March 31, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the Liquefaction Project were no longer in construction. For the three months ended March 31, 2017, we incurred $186 million of total interest cost, of which we capitalized $81 million which was directly related to the construction of the Liquefaction Project. For the three months ended March 31, 2016, we incurred $147 million of total interest cost, of which we capitalized $141 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt increased $42 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Loss on early extinguishment of debt recognized during the three months ended March 31, 2017 was attributable to the write-off of debt issuance costs upon termination of the remaining available balance of $1.6 billion under the 2015 Credit Facilities in connection with the issuance of the 2028 Senior Notes.

Derivative loss, net decreased $9 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The net loss recognized during the three months ended March 31, 2017 was primarily due to a relative increase in the long-term forward LIBOR curve during the period, which was offset by a $7 million loss recognized upon the termination of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 Credit Facilities. The net loss recognized during the three months ended March 31, 2016 was due to a relative decrease in the long-term forward LIBOR curve during the period.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 12—Recent Accounting Standards of our Notes to Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$39	$2	$73	$6

See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

We had entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under our 2015 Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$—	$—	$(6)	$2

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Tenth Supplemental Indenture, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.2	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.1 above)
4.3
Indenture, dated as of February 24, 2017, between Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.4	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.3 above)
10.1
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00056 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum Closeout, dated February 28, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Instrument Air Tie-In Point Location Change, dated January 25, 2017 and (ii) the Change Order CO-00034 Additional Owner Site Office Provisional Sum Closeout, dated January 25, 2017 (Incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.4
Second Omnibus Amendment and Waiver, dated as of January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.5
Amendment to the Common Terms Agreement, dated January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.6
Registration Rights Agreement, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 3, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)