Form 10-Q
period 2017-06-30
Sabine Pass Liquefaction, LLC
filed 2017-08-08
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Note: The registrant was a voluntary filer until April 13, 2017. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing International LLP
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	579	358
Accounts and other receivables	138	90
Accounts receivable—affiliate	43	100
Advances to affiliate	33	26
Inventory	83	89
Other current assets	29	25
Other current assets—affiliate	16	10
Total current assets	921	698

Non-current restricted cash	698	—
Property, plant and equipment, net	12,668	11,875
Debt issuance costs, net	21	58
Non-current derivative assets	32	67
Other non-current assets, net	173	185
Total assets	$14,513	$12,883

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$39	$23
Accrued liabilities	455	407
Current debt	—	224
Due to affiliates	44	33
Deferred revenue	38	46
Derivative liabilities	2	11
Total current liabilities	578	744

Long-term debt, net	13,465	11,649
Non-current derivative liabilities	1	2
Other non-current liabilities—affiliate	—	2

Member’s equity	469	486
Total liabilities and member’s equity	$14,513	$12,883

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
LNG revenues	$503	$85	$995	$85
LNG revenues—affiliate	422	—	753	—
Total revenues	925	85	1,748	85

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	578	52	1,088	56
Cost of sales—affiliate	6	1	10	1
Operating and maintenance expense	68	10	107	15
Operating and maintenance expense—affiliate	83	22	142	23
Development expense	1	—	1	—
General and administrative expense	—	3	2	4
General and administrative expense—affiliate	17	16	34	33
Depreciation and amortization expense	67	10	114	12
Total operating costs and expenses	820	114	1,498	144

Income (loss) from operations	105	(29)	250	(59)

Other income (expense)
Interest expense, net of capitalized interest	(127)	(27)	(232)	(33)
Loss on early extinguishment of debt	—	(26)	(42)	(26)
Derivative loss, net	—	(5)	(2)	(16)
Other income	2	—	2	—
Total other expense	(125)	(58)	(274)	(75)

Net loss	$(20)	$(87)	$(24)	$(134)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in millions)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2016	$486	$486
Capital contributions from Cheniere Partners	7	7
Net loss	(24)	(24)
Balance at June 30, 2017	$469	$469

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(24)	$(134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	114	12
Amortization of debt issuance costs, deferred commitment fees, premium and discount	9	2
Loss on early extinguishment of debt	42	26
Total losses on derivatives, net	42	28
Net cash used for settlement of derivative instruments	(14)	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	(47)	(71)
Accounts receivable—affiliate	57	1
Advances to affiliate	(24)	—
Inventory	13	(22)
Accounts payable and accrued liabilities	66	45
Due to affiliates	11	(1)
Deferred revenue	(8)	—
Other, net	(9)	(8)
Other, net—affiliate	(7)	(5)
Net cash provided by (used in) operating activities	221	(130)

Cash flows from investing activities
Property, plant and equipment, net	(891)	(1,216)
Other	—	(33)
Net cash used in investing activities	(891)	(1,249)

Cash flows from financing activities
Proceeds from issuances of debt	2,314	2,915
Repayments of debt	(703)	(1,442)
Debt issuance and deferred financing costs	(29)	(21)
Capital contributions from Cheniere Partners	7	1
Net cash provided by financing activities	1,589	1,453

Net increase in cash, cash equivalents and restricted cash	919	74
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$1,277	$263

Balances per Balance Sheet:

June 30, 2017
Cash and cash equivalents	$—
Restricted cash	579
Non-current restricted cash	698
Total cash, cash equivalents and restricted cash	$1,277

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. In the second quarter of 2016, we started production at the Liquefaction Project and began recognizing LNG revenues, which include fees that are received pursuant to our long-term SPAs and other related revenues.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of June 30, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$579	$358

Non-current restricted cash
Liquefaction Project	698	—

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Trade receivable	$123	$88
Other accounts receivable	15	2
Total accounts and other receivables	$138	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—INVENTORY

As of June 30, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Natural gas	$17	$15
LNG	28	45
Materials and other	38	29
Total inventory	$83	$89

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	June 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$7,712	$5,270
LNG terminal construction-in-process	5,137	6,675
Accumulated depreciation	(185)	(75)
Total LNG terminal costs, net	12,664	11,870
Fixed assets
Fixed assets	9	9
Accumulated depreciation	(5)	(4)
Total fixed assets, net	4	5
Property, plant and equipment, net	$12,668	$11,875

Depreciation expense was $66 million and $8 million in the three months ended June 30, 2017 and 2016, respectively, and $111 million and $9 million in the six months ended June 30, 2017 and 2016, respectively.

We realized offsets to LNG terminal costs of $39 million and $128 million in the three months ended June 30, 2017 and 2016, respectively, and $163 million and $142 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction.

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

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Operations to the extent not utilized for the commissioning process.

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	June 30, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
Liquefaction Supply Derivatives asset (liability)	2	—	40	42	(4)	(2)	79	73

There have been no changes to our evaluation of and accounting for our derivative positions during the six months ended June 30, 2017. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of June 30, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$40	Income Approach	Basis Spread	$(0.338) - $0.080

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$41	$30	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(1)	(8)	(40)	(10)
Purchases and settlements:
Purchases	2	—	5	—
Settlements (1)	(2)	—	(4)	—
Balance, end of period	$40	$22	$40	$22
Change in unrealized gains relating to instruments still held at end of period	$(1)	$(8)	$(40)	$(9)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the six months ended June 30, 2016.
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

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest Rate Derivatives	Derivative liabilities	$—	$(4)
Interest Rate Derivatives	Non-current derivative liabilities	—	(2)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Rate Derivatives loss	$—	$(5)	$(2)	$(16)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets:

		Fair Value Measurements as of (1)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$13	$13
Liquefaction Supply Derivatives	Non-current derivative assets	32	67
Liquefaction Supply Derivatives	Derivative liabilities	(2)	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(1)	—

(1)	Does not include collateral of $6 million deposited for such contracts, which is included in other current assets in our Balance Sheet as of December 31, 2016.
We had secured up to approximately 2,220 TBtu and 1,994 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2017 and December 31, 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,424 TBtu and 1,117 TBtu as of June 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location (1)	2017	2016	2017	2016
Liquefaction Supply Derivatives loss (2)	Cost of sales	$1	$8	$40	$12

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2017
Liquefaction Supply Derivatives	$49	$(4)	$45
Liquefaction Supply Derivatives	(4)	1	(3)
As of December 31, 2016
Interest Rate Derivatives	$(6)	$—	$(6)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$19	$23
Advances made to municipalities for water system enhancements	95	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	8	3
Information technology service assets	20	22
Other	1	11
Total other non-current assets, net	$173	$185

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Interest costs and related debt fees	$190	$204
Liquefaction Project costs	265	203
Total accrued liabilities	$455	$407

NOTE 9—DEBT

As of June 30, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	—
2015 Credit Facilities	—	314
Unamortized debt issuance costs	(195)	(178)
Total long-term debt, net	13,465	11,649

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	224
Total debt, net	$13,465	$11,873

2017 Debt Issuances and Redemptions

Senior Notes

In February 2017, we issued an aggregate principal amount of $800 million of the 2037 Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In March 2017, we issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 Senior Notes. Net proceeds of the offerings of the 2037 Senior Notes and the 2028 Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 Senior Notes, after provisioning for incremental interest required during construction, were used to repay the then outstanding borrowings of $369 million under the 2015 Credit Facilities and, along with the net proceeds of the 2028 Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

In connection with the issuance of the 2037 Senior Notes and the 2028 Senior Notes, we terminated the remaining available balance of $1.6 billion under the 2015 Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $42 million during the six months ended June 30, 2017.

The 2037 Senior Notes and the 2028 Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. The 2028 Senior Notes are governed by the same common indenture as our senior notes other than the 2037 Senior Notes, which also contains customary terms and events of default, covenants and redemption terms.

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

Credit Facilities

Below is a summary (in millions) of our Working Capital Facility as of June 30, 2017:

Working Capital Facility
Original facility size	$1,200
Outstanding balance	—
Letters of credit issued	366
Available commitment	$834

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total interest cost	$197	$153	$383	$300
Capitalized interest	(70)	(126)	(151)	(267)
Total interest expense, net	$127	$27	$232	$33

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,860	$14,040	$11,513	$12,309
2037 Senior Notes (2)	800	860	—	—
Credit facilities (3)	—	—	538	538

(1)
Includes 2021 Senior Notes, 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2028 Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 Credit Facilities and Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$422	$—	$753	$—

Cost of sales—affiliate
Cargo loading fees under TUA	6	1	10	1

Operating and maintenance expense—affiliate
TUA	48	10	81	10
Natural Gas Transportation Agreement	20	8	36	8
Services Agreements	15	4	25	5
Total operating and maintenance expense—affiliate	83	22	142	23

General and administrative expense—affiliate
Services Agreements	17	16	34	33

LNG Terminal-Related Agreements

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

respective percentage of TUA fees payable is reduced from 100% to zero as each of Trains 1 through 4 reaches commercial operations, unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations. The following table shows the percentages of all TUA Fees payable to SPLNG by Cheniere Investments and us in accordance with the TURA:

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. Cargo loading fees incurred under the TUA are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

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

Services Agreements

As of June 30, 2017 and December 31, 2016, we had $33 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction O&M Agreement

We have entered into an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before each Train of the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After each Train is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, we will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train.

Liquefaction MSA

We have entered into a management services agreement (the “Liquefaction MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, we pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month, which is recorded as general and administrative expense—affiliate on our Statements of Operations. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

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

Cooperation Agreement
We have entered into a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG $253 million of assets for the three and six months ended June 30, 2016 which were recorded as non-cash distributions to affiliates. We did not convey any assets to SPLNG under this agreement during the six months ended June 30, 2017.

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

NOTE 11—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Revenues				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	53%	96%	57%	96%	38%	47%
Customer B	30%	—%	32%	—%	35%	50%
Customer C	15%	—%	*	—%	17%	—%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$231	$25
Non-cash distributions to affiliates for conveyance of assets	—	253

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $261 million and $314 million, as of June 30, 2017 and 2016, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2017:

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•
Year to date, LNG from the Liquefaction Project has been delivered to 10 new countries. As of July 2017, LNG from the Liquefaction Project had reached 24 of the 40 LNG importing countries around the world.

Operational

•
We commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017, and first LNG was achieved in July.

•
In April 2017, we reached the milestone of 100 cumulative LNG cargoes exported from the Liquefaction Project. As of July 2017, more than 160 cumulative LNG cargoes had been exported from the Liquefaction Project.

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the Liquefaction Project.

•
In August 2017, the date of first commercial delivery was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC relating to Train 2 of the Liquefaction Project.

Financial

•
In February and March 2017, we issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), respectively. Net proceeds of the offerings of the 2037 Senior Notes and 2028 Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 Senior Notes, after provisioning for incremental interest required during construction, were used to repay the outstanding borrowings under the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”) and, along with the net proceeds of the 2028 Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project in lieu of the terminated portion of the commitments under the 2015 Credit Facilities.

•	Fitch Ratings assigned our senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service upgraded our senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

Liquidity and Capital Resources

The following table (in millions) provides a summary of our liquidity position at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	1,277	358
Available commitments under the following credit facilities:
2015 Credit Facilities	—	1,642
$1.2 billion Working Capital Facility (“Working Capital Facility”)	834	653

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of June 30, 2017:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		99.0%		69.0%
Completion percentage of:
Engineering	100%		100%		99.9%
Procurement	100%		100%		96.6%
Subcontract work	100%		93.8%		48.5%
Construction	100%		99.0%		30.5%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2017, we have secured up to approximately 2,220 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.1 billion, respectively, reflecting amounts incurred under change orders through June 30, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three and six months ended June 30, 2017, we recorded operating and maintenance expense—affiliate of $48 million and $81 million, respectively, for the TUA Fees and cost of sales—affiliate of $6 million and $10 million, respectively, for cargo loading services incurred under the TUA. During both the three and six months ended June 30, 2016, we recorded operating and maintenance expense—affiliate of $10 million for the TUA Fees and cost of sales—affiliate of $1 million for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3, we commenced gaining access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During both the three and six months ended June 30, 2017, we recorded $8 million as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, we realized offsets to LNG terminal costs of $39 million and $128 million in the three months ended June 30, 2017 and 2016, respectively, and $163 million and $142 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	—	537
Letters of credit issued (2)	366	324
Available commitments under credit facilities (2)	834	2,295
Total capital resources from borrowings and available commitments	$14,850	$14,656

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

2015 Credit Facilities
In June 2015, we entered into the 2015 Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the Liquefaction Project. In February 2017, we issued the 2037 Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 Credit Facilities. In March 2017, we issued the 2028 Senior Notes and terminated the remaining available balance of $1.6 billion under the 2015 Credit Facilities.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2017 and December 31, 2016, we had $834 million and $653 million of available commitments, $366 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the Working Capital Facility, respectively.

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

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2017	2016
Operating cash flows	$221	$(130)
Investing cash flows	(891)	(1,249)
Financing cash flows	1,589	1,453

Net increase in cash, cash equivalents and restricted cash	919	74
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$1,277	$263

Operating Cash Flows

Our operating cash flows increased from outflows of $130 million during the six months ended June 30, 2016 to inflows of $221 million during the six months ended June 30, 2017. The $351 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating between the periods. During the six months ended June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2017 and 2016 were $891 million and $1.2 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the six months ended June 30, 2016, we used $33 million primarily for payments to a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2017 were $1.6 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 Senior Notes and $1.35 billion of the 2028 Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$7 million of equity contributions from Cheniere Partners.

Financing cash inflows during the six months ended June 30, 2016 were $1.5 billion, primarily as a result of:

•	$1.3 billion of borrowings under the 2015 Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2026 Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 Credit Facilities;

•	$140 million of borrowings and $155 million of repayments made under the Working Capital Facility;

•	$21 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$1 million of equity contributions from Cheniere Partners.

Results of Operations

Our net loss was $20 million in the three months ended June 30, 2017, compared to a net loss of $87 million in the three months ended June 30, 2016. This $67 million decrease in net loss in 2017 was primarily a result of increased income from operations and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our net loss was $24 million in the six months ended June 30, 2017, compared to a net loss of $134 million in the six months ended June 30, 2016. This $110 million decrease in net loss in 2017 was primarily a result of increased income from operations, which was partially offset by increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2017	2016	Change	2017	2016	Change
LNG revenues	$503	$85	$418	$995	$85	$910
LNG revenues—affiliate	422	—	422	753	—	753
Total revenues	$925	$85	$840	$1,748	$85	$1,663

Volumes recognized as revenues (in TBtu)	167	18	149	295	18	277

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. The increase in revenues for the three and six months ended June 30, 2017 from the comparable periods in 2016 was attributable to both the increased volume of LNG sold that was recognized as revenues, as well as increased revenues per MMBtu. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $39 million corresponding to 8 TBtu of LNG and $128 million corresponding to 31 TBtu of LNG in the three months ended June 30, 2017 and 2016, respectively, and $163 million corresponding to 26 TBtu of LNG and $142 million corresponding to 35 TBtu of LNG in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$578	$52	$526	$1,088	$56	$1,032
Cost of sales—affiliate	6	1	5	10	1	9
Operating and maintenance expense	68	10	58	107	15	92
Operating and maintenance expense—affiliate	83	22	61	142	23	119
Development expense	1	—	1	1	—	1
General and administrative expense	—	3	(3)	2	4	(2)
General and administrative expense—affiliate	17	16	1	34	33	1
Depreciation and amortization expense	67	10	57	114	12	102
Total operating costs and expenses	$820	$114	$706	$1,498	$144	$1,354

Our total operating costs and expenses increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of additional Trains that were operating between the periods. During the six months ended June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Cost of sales increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to TUA reservation charges paid to SPLNG and to Total due to the commencement of payments under the partial TUA assignment agreement, natural gas transportation and storage capacity demand charges paid to CTPL and third parties, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to generally increase in the future, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$127	$27	$100	$232	$33	$199
Loss on early extinguishment of debt	—	26	(26)	42	26	16
Derivative loss, net	—	5	(5)	2	16	(14)
Other income	(2)	—	(2)	(2)	—	(2)
Total other expense	$125	$58	$67	$274	$75	$199

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $10.8 billion as of June 30, 2016 to $13.6 billion as of June 30, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the Liquefaction Project completed construction. For the three and six months ended June 30, 2017, we incurred $197 million and $383 million of total interest cost, respectively, of which we capitalized $70 million and $151 million, respectively, which was directly related to the construction of the Liquefaction Project. For the three and six months ended June 30, 2016, we incurred $153 million and $300 million of total interest cost, respectively, of which we capitalized $126 million and $267 million, respectively, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, and increased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Loss on early extinguishment of debt recognized during the six months ended June 30, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 Credit Facilities in connection with the issuance of the 2028 Senior Notes. Loss on early extinguishment of debt recognized during the six months ended June 30, 2016 was due to the $26 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 Credit Facilities in June 2016 in connection with the issuance of the 2026 Senior Notes.

Derivative loss, net decreased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the six months ended June 30, 2017, the gain attributable to a relative increase in the long-term forward LIBOR curve during the period was offset by the $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 Credit Facilities.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 13—Recent Accounting Standards of our Notes to Financial Statements.

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$42	$2	$73	$6

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$—	$—	$(6)	$2

ITEM 4.	CONTROLS AND PROCEDURES

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended June 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00057 Process Flare Provisional Sum Closeout, dated April 4, 2017 and (ii) the Change Order CO-00058 Louisiana Sales and Use Tax Provisional Sum Closeout, dated May 4, 2017 (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Ingersoll Rand Vendor HAZOP Updates, dated April 4, 2017 and (ii) the Change Order CO-00036 Process Flare Provisional Sum Transfer, dated April 4, 2017 (Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 7, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)