Form 10-Q
period 2017-09-30
Sabine Pass Liquefaction, LLC
filed 2017-11-09
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing International LLP
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	579	358
Accounts and other receivables	171	90
Accounts receivable—affiliate	21	100
Advances to affiliate	46	26
Inventory	67	89
Other current assets	26	25
Other current assets—affiliate	16	10
Total current assets	926	698

Non-current restricted cash	48	—
Property, plant and equipment, net	12,864	11,875
Debt issuance costs, net	19	58
Non-current derivative assets	26	67
Other non-current assets, net	176	185
Total assets	$14,059	$12,883

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$21	$23
Accrued liabilities	399	407
Current debt	—	224
Due to affiliates	48	33
Deferred revenue	107	46
Derivative liabilities	4	11
Total current liabilities	579	744

Long-term debt, net	13,471	11,649
Non-current derivative liabilities	2	2
Other non-current liabilities—affiliate	—	2

Member’s equity	7	486
Total liabilities and member’s equity	$14,059	$12,883

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
LNG revenues	$723	$249	$1,718	$334
LNG revenues—affiliate	111	16	864	16
Total revenues	834	265	2,582	350

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	488	162	1,576	218
Cost of sales—affiliate	5	3	15	4
Operating and maintenance expense	65	25	172	40
Operating and maintenance expense—affiliate	82	43	224	66
Development expense	1	—	2	—
General and administrative expense	3	2	5	6
General and administrative expense—affiliate	12	19	46	52
Depreciation and amortization expense	69	26	183	38
Total operating costs and expenses	725	280	2,223	424

Income (loss) from operations	109	(15)	359	(74)

Other income (expense)
Interest expense, net of capitalized interest	(124)	(66)	(356)	(99)
Loss on early extinguishment of debt	—	(26)	(42)	(52)
Derivative gain (loss), net	—	3	(2)	(13)
Other income	3	—	5	—
Total other expense	(121)	(89)	(395)	(164)

Net loss	$(12)	$(104)	$(36)	$(238)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY
(in millions)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2016	$486	$486
Capital contributions from Cheniere Partners	7	7
Distributions to Cheniere Partners	(450)	(450)
Net loss	(36)	(36)
Balance at September 30, 2017	$7	$7

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(36)	$(238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	183	38
Amortization of debt issuance costs, deferred commitment fees, premium and discount	14	7
Loss on early extinguishment of debt	42	52
Total losses on derivatives, net	53	36
Net cash used for settlement of derivative instruments	(14)	(8)
Changes in operating assets and liabilities:
Accounts and other receivables	(69)	(31)
Accounts receivable—affiliate	80	(37)
Advances to affiliate	(37)	—
Inventory	29	(28)
Accounts payable and accrued liabilities	13	60
Due to affiliates	11	4
Deferred revenue	61	—
Other, net	(6)	(7)
Other, net—affiliate	(7)	(5)
Net cash provided by (used in) operating activities	317	(157)

Cash flows from investing activities
Property, plant and equipment, net	(1,187)	(1,873)
Other	—	(32)
Net cash used in investing activities	(1,187)	(1,905)

Cash flows from financing activities
Proceeds from issuances of debt	2,314	4,969
Repayments of debt	(703)	(2,730)
Debt issuance and deferred financing costs	(29)	(41)
Capital contributions from Cheniere Partners	7	1
Distributions to Cheniere Partners	(450)	—
Net cash provided by financing activities	1,139	2,199

Net increase in cash, cash equivalents and restricted cash	269	137
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$627	$326

Balances per Balance Sheet:

September 30, 2017
Cash and cash equivalents	$—
Restricted cash	579
Non-current restricted cash	48
Total cash, cash equivalents and restricted cash	$627

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 became operational in October 2017, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. In the second quarter of 2016, we started production at the Liquefaction Project and began recognizing LNG revenues, which include fees that are received pursuant to our long-term SPAs and other related revenues.

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

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$579	$358

Non-current restricted cash
Liquefaction Project	48	—

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Trade receivable	$154	$88
Other accounts receivable	17	2
Total accounts and other receivables	$171	$90

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—INVENTORY

As of September 30, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Natural gas	$16	$15
LNG	13	45
Materials and other	38	29
Total inventory	$67	$89

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	September 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$7,821	$5,270
LNG terminal construction-in-process	5,290	6,675
Accumulated depreciation	(251)	(75)
Total LNG terminal costs, net	12,860	11,870
Fixed assets
Fixed assets	9	9
Accumulated depreciation	(5)	(4)
Total fixed assets, net	4	5
Property, plant and equipment, net	$12,864	$11,875

Depreciation expense was $66 million and $24 million in the three months ended September 30, 2017 and 2016, respectively, and $177 million and $33 million in the nine months ended September 30, 2017 and 2016, respectively.

We realized offsets to LNG terminal costs of $79 million and $59 million in the three months ended September 30, 2017 and 2016, respectively, and $242 million and $201 million in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction.

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

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets.

	Fair Value Measurements as of
	September 30, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
Liquefaction Supply Derivatives asset (liability)	—	(1)	29	28	(4)	(2)	79	73

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2017. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of September 30, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$29	Income Approach	Basis Spread	$(0.370) - $0.081

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$40	$22	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(8)	(11)	(43)	(20)
Purchases and settlements:
Purchases	(1)	1	1	1
Settlements (1)	(2)	—	(8)	(1)
Balance, end of period	$29	$12	$29	$12
Change in unrealized gains relating to instruments still held at end of period	$(8)	$(11)	$(43)	$(20)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the nine months ended September 30, 2016.
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

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest Rate Derivatives	Derivative liabilities	$—	$(4)
Interest Rate Derivatives	Non-current derivative liabilities	—	(2)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Rate Derivatives gain (loss)	$—	$3	$(2)	$(13)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Liquefaction Supply Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets:

		Fair Value Measurements as of (1)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Liquefaction Supply Derivatives	Other current assets	$8	$13
Liquefaction Supply Derivatives	Non-current derivative assets	26	67
Liquefaction Supply Derivatives	Derivative liabilities	(4)	(7)
Liquefaction Supply Derivatives	Non-current derivative liabilities	(2)	—

(1)
Does not include collateral of $2 million and $6 million deposited for such contracts, which are included in other current assets in our Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

We had secured up to approximately 2,462 TBtu and 1,994 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2017 and December 31, 2016, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,549 TBtu and 1,117 TBtu as of September 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location (1)	2017	2016	2017	2016
Liquefaction Supply Derivatives loss (2)	Cost of sales	$11	$11	$51	$23

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2017
Liquefaction Supply Derivatives	$35	$(1)	$34
Liquefaction Supply Derivatives	(8)	2	(6)
As of December 31, 2016
Interest Rate Derivatives	$(6)	$—	$(6)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2017 and December 31, 2016, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$21	$23
Advances made to municipalities for water system enhancements	94	95
Advances and other asset conveyances to third parties to support LNG terminals	30	31
Tax-related payments and receivables	12	3
Information technology service assets	19	22
Other	—	11
Total other non-current assets, net	$176	$185

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Interest costs and related debt fees	$143	$204
Liquefaction Project costs	256	203
Total accrued liabilities	$399	$407

NOTE 9—DEBT

As of September 30, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	—
2015 Credit Facilities	—	314
Unamortized debt issuance costs	(189)	(178)
Total long-term debt, net	13,471	11,649

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	224
Total debt, net	$13,471	$11,873

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

In connection with the issuance of the 2037 Senior Notes and the 2028 Senior Notes, we terminated the remaining available balance of $1.6 billion under the 2015 Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 Credit Facilities of $42 million during the nine months ended September 30, 2017.

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

Credit Facilities

Below is a summary (in millions) of our Working Capital Facility as of September 30, 2017:

Working Capital Facility
Original facility size	$1,200
Outstanding balance	—
Letters of credit issued	721
Available commitment	$479

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total interest cost	$198	$168	$581	$469
Capitalized interest	(74)	(102)	(225)	(370)
Total interest expense, net	$124	$66	$356	$99

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,860	$14,026	$11,513	$12,309
2037 Senior Notes (2)	800	844	—	—
Credit facilities (3)	—	—	538	538

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

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$111	$16	$864	$16

Cost of sales—affiliate
Cargo loading fees under TUA	5	2	15	3
Fees under the Pre-commercial LNG Marketing Agreement	—	1	—	1
Total cost of sales—affiliate	5	3	15	4

Operating and maintenance expense—affiliate
TUA	47	19	129	29
Natural Gas Transportation Agreement	17	16	53	24
Services Agreements	17	8	41	12
LNG Site Sublease Agreement	1	—	1	1
Total operating and maintenance expense—affiliate	82	43	224	66

General and administrative expense—affiliate
Services Agreements	12	19	46	52

LNG Terminal-Related Agreements

Terminal Use Agreements

We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after we deliver our first commercial cargo at the Liquefaction Project. We obtained this reserved capacity as a result of an assignment

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments has the right to use our reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its respective percentage of TUA fees payable is reduced from 100% to zero as each of Trains 1 through 4 reaches commercial operations, unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations. The following table shows the percentages of all TUA Fees payable to SPLNG by Cheniere Investments and us in accordance with the TURA:

Period	Percentage of TUA Fees Payable by Investments	Percentage of TUA Fees Payable by SPL
Prior to May 2016 (substantial completion of Train 1)	100%	0%
May 2016 - September 2016 (substantial completion of Train 2)	75%	25%
September 2016 - March 2017 (substantial completion of Train 3)	50%	50%
March 2017 - October 2017 (substantial completion of Train 4)	25%	75%
Thereafter	0%	100%

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. Cargo loading fees incurred under the TUA are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is based on our share of the commercial LNG storage capacity at the Sabine Pass LNG terminal.

Cheniere Marketing SPA

Cheniere Marketing has an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement.

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, we have executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the periods while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, the first four Trains of the Liquefaction Project.

Pre-commercial LNG Marketing Agreement

We have an agreement with Cheniere Marketing that authorizes Cheniere Marketing to act on our behalf to market and sell certain quantities of pre-commercial LNG that has not been accepted by BG Gulf Coast LNG, LLC, one of our SPA customers. We pay a fee to Cheniere Marketing for marketing and transportation, which is based on volume sold under this agreement.

Natural Gas Transportation Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have a transportation precedent agreement and a negotiated rate agreement to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements have a primary term of 20 years from commercial operation of Train 2 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive ten-year terms. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Services Agreements

As of September 30, 2017 and December 31, 2016, we had $46 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

Liquefaction O&M Agreement

We have an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which we receive all of the necessary services required to construct, operate and maintain the Liquefaction Project. Before each Train of the Liquefaction Project is operational, the services to be provided include, among other services, obtaining governmental approvals on our behalf, preparing an operating plan for certain periods, obtaining insurance, preparing staffing plans and preparing status reports. After each Train is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, we will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train.

Liquefaction MSA

We have a management services agreement (the “Liquefaction MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, we pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, we will pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train.

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investment’s subsidiaries, including us, receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

LNG Site Sublease Agreement

We have agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million. The initial terms of the subleases expire on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreements.

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG zero and $253 million of assets for the three and nine months ended September 30, 2016, respectively, which were recorded as non-cash distributions to affiliates. We did not convey any assets to SPLNG under this agreement during the nine months ended September 30, 2017.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Contract for Sale and Purchase of Natural Gas and LNG

We have an agreement with SPLNG that allows us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under this agreement are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

State Tax Sharing Agreement
We have a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after August 2012.

NOTE 11—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	34%	70%	47%	77%	33%	47%
Customer B	26%	—%	29%	—%	28%	50%
Customer C	39%	—%	21%	—%	29%	—%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$395	$61
Non-cash distributions to affiliates for conveyance of assets	—	253

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $243 million and $296 million, as of September 30, 2017 and 2016, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of September 30, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Financial Statements. We plan to adopt this standard using the full retrospective approach. Preliminarily, we do not anticipate that the adoption will have a material impact upon our revenues. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment.

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

Overview of Business

We were formed by Cheniere Partners to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 became operational in October 2017, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•	As of October 2017, more than 200 cumulative LNG cargoes had been produced, loaded and exported from the Liquefaction Project, with deliveries completed to 25 countries worldwide.
Operational

•
We commenced production and shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the Liquefaction Project began in March 2017, and substantial completion was achieved in October 2017.
Financial

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the Liquefaction Project.

•
In August 2017, the date of first commercial delivery relating to Train 2 of the Liquefaction Project was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC (“BG”).

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

•	Fitch Ratings assigned our senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service upgraded our senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

Liquidity and Capital Resources

The following table (in millions) provides a summary of our liquidity position at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	627	358
Available commitments under the following credit facilities:
2015 Credit Facilities	—	1,642
$1.2 billion Working Capital Facility (“Working Capital Facility”)	479	653

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the Liquefaction Project as of September 30, 2017:

	Trains 1 & 2		Trains 3 & 4		Train 5
Overall project completion percentage	100%		100%		76.1%
Completion percentage of:
Engineering	100%		100%		100%
Procurement	100%		100%		98.9%
Subcontract work	100%		100%		58.6%
Construction	100%		99.9%		45.1%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	October 2017
We achieved substantial completion of Trains 1, 2 and 3 of the Liquefaction Project and commenced operating activities in May 2016, September 2016 and March 2017, respectively, and subsequently achieved substantial completion of Train 4 of the Liquefaction Project in October 2017.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review (1) the 203 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same and (2) the 503.3 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same. The Court of Appeals denied the petition relating to the 503.3 Bcf/yr order to non-FTA countries in November 2017, and the time for review of the court’s denial has not yet expired.

Customers

We have entered into six fixed price, 20-year SPAs with extension rights with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train. Under our SPA with BG, BG has contracted for volumes related to Trains 3 and 4 for which the obligation to make LNG available to BG is expected to commence approximately one year after the date of first commercial delivery for the respective Train.

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the date of first commercial delivery under the respective SPA from the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2017, we have secured up to approximately 2,462 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the Liquefaction Project are approximately $4.1 billion, $3.9 billion and $3.1 billion, respectively, reflecting amounts incurred under change orders through September 30, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Period	Percentage of TUA Fees Payable by Investments	Percentage of TUA Fees Payable by SPL
Prior to May 2016 (substantial completion of Train 1)	100%	0%
May 2016 - September 2016 (substantial completion of Train 2)	75%	25%
September 2016 - March 2017 (substantial completion of Train 3)	50%	50%
March 2017 - October 2017 (substantial completion of Train 4)	25%	75%
Thereafter	0%	100%

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three and nine months ended September 30, 2017, we recorded operating and maintenance expense—affiliate of $47 million and $129 million, respectively, for the TUA Fees and cost of sales—affiliate of $5 million and $15 million, respectively, for cargo loading services incurred under the TUA. During the three and nine months ended September 30, 2016, we recorded operating and maintenance expense—affiliate of $19 million and $29 million, respectively, for the TUA Fees and cost of sales—affiliate of $2 million and $3 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3, we gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three and nine months ended September 30, 2017, we recorded $7 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, we realized offsets to LNG terminal costs of $79 million and $59 million in the three months ended September 30, 2017 and 2016, respectively, and $242 million and $201 million in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	—	537
Letters of credit issued (2)	721	324
Available commitments under credit facilities (2)	479	2,295
Total capital resources from borrowings and available commitments	$14,850	$14,656

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

Senior Notes

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

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2017 and December 31, 2016, we had $479 million and $653 million of available commitments, $721 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the Working Capital Facility, respectively.

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

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2017	2016
Operating cash flows	$317	$(157)
Investing cash flows	(1,187)	(1,905)
Financing cash flows	1,139	2,199

Net increase in cash, cash equivalents and restricted cash	269	137
Cash, cash equivalents and restricted cash—beginning of period	358	189
Cash, cash equivalents and restricted cash—end of period	$627	$326

Operating Cash Flows

Our operating cash flows increased from outflows of $157 million during the nine months ended September 30, 2016 to inflows of $317 million during the nine months ended September 30, 2017. The $474 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating between the periods. During the nine months ended September 30, 2017, Trains 1 and 2 were operating for nine months and Train 3 was operating for six months, whereas Train 1 was operating for four months and Train 2 was operating for less than a month during the comparable period in 2016.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2017 and 2016 were $1.2 billion and $1.9 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the nine months ended September 30, 2016, we used $32 million primarily for payments to a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2017 were $1.1 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 Senior Notes and $1.35 billion of the 2028 Senior Notes;

•	$55 million of borrowings and $369 million of repayments made under the 2015 Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$7 million of equity contributions from Cheniere Partners; and

•	$450 million of distributions to Cheniere Partners.

Financing cash inflows during the nine months ended September 30, 2016 were $2.2 billion, primarily as a result of:

•	$1.7 billion of borrowings under the 2015 Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2026 Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2027 Senior Notes in September 2016, which was used to prepay $1.2 billion of the outstanding borrowings under the 2015 Credit Facilities and pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project;

•	$314 million of borrowings and $230 million of repayments made under the Working Capital Facility;

•	$41 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$1 million of equity contributions from Cheniere Partners.

Results of Operations

Our net loss was $12 million in the three months ended September 30, 2017, compared to a net loss of $104 million in the three months ended September 30, 2016. This $92 million decrease in net loss in 2017 was primarily a result of increased income from operations and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our net loss was $36 million in the nine months ended September 30, 2017, compared to a net loss of $238 million in the nine months ended September 30, 2016. This $202 million decrease in net loss in 2017 was primarily a result of increased income from operations, which was partially offset by increased interest expense, net of amounts capitalized.

In August 2017, Hurricane Harvey struck the Texas and Louisiana coasts, and the Sabine Pass LNG terminal experienced a temporary suspension in construction and LNG loading operations. The terminal did not sustain significant damage, and the effects of Hurricane Harvey did not have a material impact on our Financial Statements.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2017	2016	Change	2017	2016	Change
LNG revenues	$723	$249	$474	$1,718	$334	$1,384
LNG revenues—affiliate	111	16	95	864	16	848
Total revenues	$834	$265	$569	$2,582	$350	$2,232

LNG volumes recognized as revenues (in TBtu)	144	51	93	439	69	370

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. The increase in revenues for the three and nine months ended September 30, 2017 from the comparable periods in 2016 was attributable to both the increased volume of LNG sold that was recognized as revenues following the achievement of substantial completion of these Trains, as well as increased revenues per MMBtu. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $79 million corresponding to 14 TBtu of LNG and $59 million corresponding to 10 TBtu of LNG in the three months ended September 30, 2017 and 2016, respectively, and $242 million corresponding to 40 TBtu of LNG and $201 million corresponding to 45 TBtu of LNG in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$488	$162	$326	$1,576	$218	$1,358
Cost of sales—affiliate	5	3	2	15	4	11
Operating and maintenance expense	65	25	40	172	40	132
Operating and maintenance expense—affiliate	82	43	39	224	66	158
Development expense	1	—	1	2	—	2
General and administrative expense	3	2	1	5	6	(1)
General and administrative expense—affiliate	12	19	(7)	46	52	(6)
Depreciation and amortization expense	69	26	43	183	38	145
Total operating costs and expenses	$725	$280	$445	$2,223	$424	$1,799

Our total operating costs and expenses increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, primarily as a result of additional Trains that were operating between the periods. During the nine months ended September 30, 2017, Trains 1 and 2 were operating for nine months and Train 3 was operating for six months, whereas Train 1 was operating for four months and Train 2 was operating for less than a month during the comparable period in 2016.

Cost of sales increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and nine months ended September 30, 2017 from the comparable periods in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three and nine months ended September 30, 2017 from the comparable periods in 2016 was primarily related to TUA reservation charges paid to SPLNG and to Total due to the commencement of payments under the partial TUA assignment agreement, natural gas transportation and storage capacity demand charges paid to CTPL and third parties, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to generally increase in the future, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$124	$66	$58	$356	$99	$257
Loss on early extinguishment of debt	—	26	(26)	42	52	(10)
Derivative loss (gain), net	—	(3)	3	2	13	(11)
Other income	(3)	—	(3)	(5)	—	(5)
Total other expense	$121	$89	$32	$395	$164	$231

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the Liquefaction Project completed construction and an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $11.6 billion as of September 30, 2016 to $13.6 billion as of September 30, 2017. For the three and nine months ended September 30, 2017, we incurred $198 million and $581 million of total interest cost, respectively, of which we capitalized $74 million and $225 million, respectively, which was directly related to the construction of the Liquefaction Project. For the three and nine months ended September 30, 2016, we incurred $168 million and $469 million of total interest cost, respectively, of which we capitalized $102 million and $370 million, respectively, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. Loss on early extinguishment of debt recognized during the nine months ended September 30, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 Credit Facilities in connection with the issuance of the 2028 Senior Notes. Loss on early extinguishment of debt recognized during the nine months ended September 30, 2016 was due to the $26 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 Credit Facilities in June 2016 in connection with the issuance of the 2026 Senior Notes, in addition to $26 million write-off of debt issuance costs related to the prepayment of outstanding borrowings and termination of commitments under the 2015 Credit Facilities of approximately $1.4 billion in September 2016 in connection with the issuance of the 2027 Senior Notes.

Derivative loss, net decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a favorable shift in the long-term forward LIBOR curve between the periods, partially offset by the $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 Credit Facilities.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$28	$1	$73	$6

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

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$—	$—	$(6)	$2

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00059 Insurance Provisional Sum Closeout, dated May 18, 2017

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 HPAA Compressor MODBUS Link, dated June 28, 2017 and (ii) the Change Order CO-00038 Existing Facility Labor Provisional Sum Closure, dated August 24, 2017

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 8, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 8, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)