Form 10-Q
period 2018-03-31
Sabine Pass Liquefaction, LLC
filed 2018-05-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Note: As of January 1, 2018, the registrant is a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing International LLP
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	561	544
Accounts and other receivables	238	189
Accounts receivable—affiliate	114	163
Advances to affiliate	91	26
Inventory	72	85
Other current assets	38	54
Other current assets—affiliate	22	21
Total current assets	1,136	1,082

Property, plant and equipment, net	12,933	12,920
Debt issuance costs, net	16	18
Non-current derivative assets	9	17
Other non-current assets, net	159	169
Total assets	$14,253	$14,206

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$7	$8
Accrued liabilities	451	606
Due to affiliates	32	66
Deferred revenue	69	84
Derivative liabilities	4	—
Total current liabilities	563	764

Long-term debt, net	13,483	13,477
Non-current derivative liabilities	3	3

Member’s equity (deficit)	204	(38)
Total liabilities and member’s equity (deficit)	$14,253	$14,206

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
LNG revenues	$1,015	$492
LNG revenues—affiliate	503	331
Total revenues	1,518	823

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	838	510
Cost of sales—affiliate	8	4
Operating and maintenance expense	78	39
Operating and maintenance expense—affiliate	103	59
General and administrative expense	2	2
General and administrative expense—affiliate	12	17
Depreciation and amortization expense	86	47
Total operating costs and expenses	1,127	678

Income from operations	391	145

Other income (expense)
Interest expense, net of capitalized interest	(151)	(105)
Loss on early extinguishment of debt	—	(42)
Derivative loss, net	—	(2)
Other income	2	—
Total other expense	(149)	(149)

Net income (loss)	$242	$(4)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2017	$(38)	$(38)
Net income	242	242
Balance at March 31, 2018	$204	$204

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$242	$(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	86	47
Amortization of debt issuance costs, deferred commitment fees, premium and discount	5	5
Loss on early extinguishment of debt	—	42
Total losses on derivatives, net	50	41
Net cash used for settlement of derivative instruments	(5)	(11)
Changes in operating assets and liabilities:
Accounts and other receivables	(49)	(11)
Accounts receivable—affiliate	48	56
Advances to affiliate	(60)	(40)
Inventory	12	18
Accounts payable and accrued liabilities	(94)	(39)
Due to affiliates	(17)	2
Deferred revenue	(15)	(10)
Deferred revenue—affiliate	—	19
Other, net	3	3
Other, net—affiliate	—	(2)
Net cash provided by operating activities	206	116

Cash flows from investing activities
Property, plant and equipment, net	(189)	(528)
Net cash used in investing activities	(189)	(528)

Cash flows from financing activities
Proceeds from issuances of debt	—	2,314
Repayments of debt	—	(703)
Debt issuance and deferred financing costs	—	(26)
Net cash provided by financing activities	—	1,585

Net increase in cash, cash equivalents and restricted cash	17	1,173
Cash, cash equivalents and restricted cash—beginning of period	544	358
Cash, cash equivalents and restricted cash—end of period	$561	$1,531

Balances per Balance Sheet:

March 31, 2018
Cash and cash equivalents	$—
Restricted cash	561
Total cash, cash equivalents and restricted cash	$561

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

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of March 31, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$561	$544

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Trade receivable	$232	$185
Other accounts receivable	6	4
Total accounts and other receivables	$238	$189

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—INVENTORY

As of March 31, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Natural gas	$16	$17
LNG	14	26
Materials and other	42	42
Total inventory	$72	$85

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in millions):

	March 31,	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$9,945	$9,963
LNG terminal construction-in-process	3,397	3,283
Accumulated depreciation	(414)	(330)
Total LNG terminal costs, net	12,928	12,916
Fixed assets
Fixed assets	11	10
Accumulated depreciation	(6)	(6)
Total fixed assets, net	5	4
Property, plant and equipment, net	$12,933	$12,920

Depreciation expense was $84 million and $45 million during the three months ended March 31, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $124 million in the three months ended March 31, 2017 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

NOTE 6—DERIVATIVE INSTRUMENTS

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions).

	Fair Value Measurements as of
	March 31, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset	$—	$—	$10	$10	$2	$10	$43	$55

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2018. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$10	Market approach incorporating present value techniques	Basis Spread	$(0.515) - $0.095

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$43	$79
Realized and mark-to-market losses:
Included in cost of sales	(13)	(41)
Purchases and settlements:
Purchases	3	4
Settlements	(23)	(1)
Balance, end of period	$10	$41
Change in unrealized gains relating to instruments still held at end of period	$(13)	$(41)

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

Interest Rate Derivatives

We had entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities we entered into in June 2015 (the “2015 Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the 2015 Credit Facilities. In March 2017, we settled the Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 Credit Facilities.

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Interest Rate Derivatives loss	$—	$(2)

Liquefaction Supply Derivatives

We had secured up to approximately 2,179 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2018 and December 31, 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 1,521 TBtu and 1,520 TBtu as of March 31, 2018 and December 31, 2017, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	March 31, 2018	December 31, 2017
Other current assets	$8	$41
Non-current derivative assets	9	17
Total derivative assets	17	58

Derivative liabilities	(4)	—
Non-current derivative liabilities	(3)	(3)
Total derivative liabilities	(7)	(3)

Derivative asset, net	$10	$55

(1)	Does not include a collateral call of $1 million for such contracts, which is included in other current assets in our Balance Sheets as of both March 31, 2018 and December 31, 2017.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three months ended March 31, 2018 and 2017 (in millions):

		Three Months Ended March 31,
	Statement of Operations Location (1)	2018	2017
Liquefaction Supply Derivatives loss (2)	Cost of sales	$50	$39

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2018
Liquefaction Supply Derivatives	$25	$(8)	$17
Liquefaction Supply Derivatives	(9)	2	(7)
As of December 31, 2017
Liquefaction Supply Derivatives	$64	$(6)	$58
Liquefaction Supply Derivatives	(3)	—	(3)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$18	$26
Advances made to municipalities for water system enhancements	93	93
Advances and other asset conveyances to third parties to support LNG terminals	29	30
Tax-related payments and receivables	—	1
Information technology service assets	19	19
Total other non-current assets, net	$159	$169

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Interest costs and related debt fees	$143	$230
Liquefaction Project costs	308	376
Total accrued liabilities	$451	$606

NOTE 9—DEBT

As of March 31, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”), net of unamortized premium of $5 and $6	$2,005	$2,006
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”), net of unamortized premium of $5 and $5	1,505	1,505
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”), net of unamortized discount of $1 and $1	1,349	1,349
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized debt issuance costs	(176)	(183)
Total long-term debt, net	13,483	13,477

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,483	$13,477

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Working Capital Facility

Below is a summary of our Working Capital Facility as of March 31, 2018 (in millions):

Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	706
Available commitment	$494

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

Restrictive Debt Covenants

As of March 31, 2018, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Total interest cost	$198	$186
Capitalized interest	(47)	(81)
Total interest expense, net	$151	$105

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$12,859	$13,631	$12,860	$13,955
2037 Senior Notes (2)	800	838	800	871

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
LNG revenues	$996	$485
LNG revenues—affiliate	503	331
Total revenues from customers	1,499	816
Revenues from derivative instruments	19	7
Total revenues	$1,518	$823

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a Free on Board (“FOB”) (delivered to the customer at the Sabine Pass LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfers to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the optional exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the optional exception, variable consideration related to the sale of LNG is also not included in the transaction price.

Fees received pursuant to SPAs are recognized as LNG revenues only after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue” (in millions):

	Three Months Ended March 31,
	2018	2017
Deferred revenues, beginning of period	$84	$46
Cash received but not yet recognized	69	36
Revenue recognized from prior period deferral	(84)	(46)
Deferred revenues, end of period	$69	$36

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the three months ended March 31, 2018 and 2017 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$55.2	10.0

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following optional exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of natural gas at Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. The receipt of such variable consideration is considered constrained due to the uncertainty of ultimate pricing and receipt and we have not included such variable consideration in the transaction price. During the three months ended March 31, 2018, approximately 56% of our LNG Revenues and 100% of our LNG revenues—affiliate were related to variable consideration received from customers.

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train or obtaining financing. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of March 31, 2017.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$503	$331

Cost of sales—affiliate
Cargo loading fees under TUA	8	4

Operating and maintenance expense—affiliate
TUA	64	33
Natural Gas Transportation Agreement	20	16
Services Agreements	19	10
Total operating and maintenance expense—affiliate	103	59

General and administrative expense—affiliate
Services Agreements	12	17

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

Commissioning Confirmation

Under the Cheniere Marketing Master SPA, we executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, Train 5 of the Liquefaction Project.

Natural Gas Transportation Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have a transportation precedent agreement and a negotiated rate agreement to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements have a primary term of 20 years from commercial operation of Train 2 and thereafter continue in effect from year to year until terminated by either party upon written notice of 1 year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive ten-year terms. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise.

Services Agreements

As of March 31, 2018 and December 31, 2017, we had $91 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three months ended March 31, 2018 and 2017.

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues		Percentage of Accounts Receivable from Third Parties
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Customer A	34%	61%	34%	39%
Customer B	27%	33%	19%	32%
Customer C	27%	—%	19%	27%
Customer D	11%	—%	26%	—%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$230	$154

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $189 million and $306 million, as of March 31, 2018 and 2017, respectively.

NOTE 14—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of March 31, 2018:

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
January 1, 2019
We continue to evaluate the effect of this standard on our Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we expect that the requirement to recognize all leases on our Balance Sheets will be a significant change from current practice but will not have a material impact upon our Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We have not yet determined whether we will elect any other practical expedients upon transition.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of recent accounting standards that were adopted by us during the reporting period:

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 10—Revenues from Contracts with Customers for additional disclosures.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
		January 1, 2018	The adoption of this guidance did not have an impact on our Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Operational

•
As of April 30, approximately 90 cargoes have been produced, loaded and exported from the Liquefaction Project in 2018. To date, approximately 350 cumulative LNG cargoes have been exported from the Liquefaction Project, with deliveries to 26 countries and regions worldwide.

Financial

•	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	561	544
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	494	470

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. The following table summarizes the status of Train 5 of the Liquefaction Project as of March 31, 2018:

Train 5
Overall project completion percentage	89.3%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	70.2%
Construction	78.0%
Date of expected substantial completion	1H 2019

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

In January 2018, the DOE issued orders authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2018, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2018, we have secured up to approximately 2,179 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through March 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended March 31, 2018, we recorded operating and maintenance expense—affiliate of $64 million for the TUA Fees and cost of sales—affiliate of $8 million for cargo loading services incurred under the TUA. During the three months ended March 31, 2017, we recorded operating and maintenance expense—affiliate of $33 million for the TUA Fees and cost of sales—affiliate of $4 million for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3, we gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended March 31, 2018 and 2017, we recorded $8 million and zero, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $124 million in the three months ended March 31, 2017 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	706	730
Available commitments under Working Capital Facility	494	470
Total capital resources from borrowings and available commitments	$14,850	$14,850

(1)
Includes 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) (collectively, the “Senior Notes”).

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

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

Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. As of March 31, 2018, we were in compliance with all covenants related to the Senior Notes. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2018 and December 31, 2017, we had $494 million and $470 million of available commitments and $706 million and $730 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. As of both March 31, 2018 and December 31, 2017, we had zero loans outstanding under the Working Capital Facility.

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

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. As of March 31, 2018, we were in compliance with all covenants related to the Working Capital Facility. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2018	2017
Operating cash flows	$206	$116
Investing cash flows	(189)	(528)
Financing cash flows	—	1,585

Net increase in cash, cash equivalents and restricted cash	17	1,173
Cash, cash equivalents and restricted cash—beginning of period	544	358
Cash, cash equivalents and restricted cash—end of period	$561	$1,531

Operating Cash Flows

Our operating cash inflows during the three months ended March 31, 2018 and 2017 were $206 million and $116 million, respectively. The $90 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2018. There were four Trains operating during the three months ended March 31, 2018, whereas two Trains were operating during the three months ended March 31, 2017.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2018 and 2017 were $189 million and $528 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

There were no financing cash flows during the three months ended March 31, 2018. Financing cash inflows during the three months ended March 31, 2017 were $1.6 billion, primarily as a result of:

•	issuances of senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities we entered into in June 2015;

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility; and

•	$26 million of debt issuance costs related to up-front fees paid upon the closing of these transactions.

Results of Operations

Our net income was $242 million in the three months ended March 31, 2018, compared to a net loss of $4 million in the three months ended March 31, 2017. This $246 million increase in net income in 2017 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on early extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2018	2017	Change
LNG revenues	$1,015	$492	$523
LNG revenues—affiliate	503	331	172
Total revenues	$1,518	$823	$695

LNG volumes recognized as revenues (in TBtu)	241	128	113

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. During the three months ended March 31, 2018, Trains 1 through 4 were operational, whereas during the three months ended March 31, 2017, only Trains 1 and 2 were operational. Trains 3 and 4 achieved substantial completion in March 2017 and October 2017, respectively. The increase in revenues for the three months ended March 31, 2018 from the comparable period in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains. We expect our LNG revenues to increase in the future upon Train 5 becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offset to LNG terminal costs of $124 million corresponding to 18 TBtu of LNG in the three months ended March 31, 2017 that was related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three months ended March 31, 2018.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Cost of sales	$838	$510	$328
Cost of sales—affiliate	8	4	4
Operating and maintenance expense	78	39	39
Operating and maintenance expense—affiliate	103	59	44
General and administrative expense	2	2	—
General and administrative expense—affiliate	12	17	(5)
Depreciation and amortization expense	86	47	39
Total operating costs and expenses	$1,127	$678	$449

Our total operating costs and expenses increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the three months ended March 31, 2018, compared to two Trains operating during the three months ended March 31, 2017.

Cost of sales increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three months ended March 31, 2018 from the three months ended March 31, 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily related to TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, natural gas transportation and storage capacity demand charges paid to CTPL and third parties, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2018 from the three months ended March 31, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Interest expense, net of capitalized interest	$151	$105	$46
Loss on early extinguishment of debt	—	42	(42)
Derivative loss, net	—	2	(2)
Other income	(2)	—	(2)
Total other expense	$149	$149	$—

Interest expense, net of capitalized interest, increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. For the three months ended March 31, 2018, we incurred $198 million of total interest cost, of which we capitalized $47 million, which was directly related to the construction of the Liquefaction Project. For the three months ended March 31, 2017, we incurred $186 million of total interest cost, of which we capitalized $81 million, which was directly related to the construction of the Liquefaction Project.

Loss on early extinguishment of debt decreased during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Loss on early extinguishment of debt recognized during the three months ended March 31, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the previous credit facilities in connection with the issuance of the 2028 Senior Notes and the 2037 Senior Notes.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

	March 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$10	$—	$55	$5

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than as discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal.  These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO.  We continue to work with PHMSA and other appropriate regulatory authorities to address the matters identified in the Consent Order. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00025 BOG and LNG Rundown, dated January 19, 2018, (ii) the Change Order CO-00026 Design Analysis of Existing East & West Jetty Piping and Structure for Simultaneous Loading, dated February 1, 2018, (iii) the Change Order CO-00027 Performance and Attendance Bonus (PAB) Transfer from Stage 2, dated February 1, 2018, and (iv) the Change Order CO-00028 Existing Jetty Structural Steel Supply, dated February 27, 2018

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 3, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2018	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)