Form 10-Q
period 2018-09-30
Sabine Pass Liquefaction, LLC
filed 2018-11-08
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	649	544
Accounts and other receivables	222	189
Accounts receivable—affiliate	21	163
Advances to affiliate	174	26
Inventory	76	85
Other current assets	35	54
Other current assets—affiliate	21	21
Total current assets	1,198	1,082

Property, plant and equipment, net	13,091	12,920
Debt issuance costs, net	14	18
Non-current derivative assets	16	17
Other non-current assets, net	152	169
Total assets	$14,471	$14,206

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$7	$8
Accrued liabilities	439	606
Due to affiliates	52	66
Deferred revenue	95	84
Derivative liabilities	6	—
Total current liabilities	599	764

Long-term debt, net	13,494	13,477
Non-current derivative liabilities	2	3
Other non-current liabilities	5	—

Member’s equity (deficit)	371	(38)
Total liabilities and member’s equity (deficit)	$14,471	$14,206

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
LNG revenues	$1,249	$723	$3,419	$1,718
LNG revenues—affiliate	205	111	886	864
Total revenues	1,454	834	4,305	2,582

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	758	488	2,291	1,576
Cost of sales—affiliate	8	5	23	15
Operating and maintenance expense	96	65	258	172
Operating and maintenance expense—affiliate	107	82	317	224
Development expense	—	1	1	2
General and administrative expense	1	3	4	5
General and administrative expense—affiliate	12	12	36	46
Depreciation and amortization expense	88	69	261	183
Total operating costs and expenses	1,070	725	3,191	2,223

Income from operations	384	109	1,114	359

Other income (expense)
Interest expense, net of capitalized interest	(146)	(124)	(445)	(356)
Loss on modification or extinguishment of debt	—	—	—	(42)
Derivative loss, net	—	—	—	(2)
Other income	5	3	9	5
Total other expense	(141)	(121)	(436)	(395)

Net income (loss)	$243	$(12)	$678	$(36)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENT OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2017	$(38)	$(38)
Capital contributions	81	81
Distributions	(350)	(350)
Net income	678	678
Balance at September 30, 2018	$371	$371

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$678	$(36)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	261	183
Amortization of debt issuance costs, deferred commitment fees, premium and discount	16	14
Loss on modification or extinguishment of debt	—	42
Total losses on derivatives, net	42	53
Net cash used for settlement of derivative instruments	(6)	(14)
Changes in operating assets and liabilities:
Accounts and other receivables	(33)	(69)
Accounts receivable—affiliate	141	80
Advances to affiliate	(75)	(37)
Inventory	7	29
Accounts payable and accrued liabilities	(106)	13
Due to affiliates	(3)	11
Deferred revenue	11	61
Other, net	(5)	(6)
Other, net—affiliate	—	(7)
Net cash provided by operating activities	928	317

Cash flows from investing activities
Property, plant and equipment, net	(554)	(1,187)
Net cash used in investing activities	(554)	(1,187)

Cash flows from financing activities
Proceeds from issuances of debt	—	2,314
Repayments of debt	—	(703)
Debt issuance and deferred financing costs	—	(29)
Capital contributions	81	7
Distributions	(350)	(450)
Net cash provided by (used in) financing activities	(269)	1,139

Net increase in cash, cash equivalents and restricted cash	105	269
Cash, cash equivalents and restricted cash—beginning of period	544	358
Cash, cash equivalents and restricted cash—end of period	$649	$627

Balances per Balance Sheet:

September 30, 2018
Cash and cash equivalents	$—
Restricted cash	649
Total cash, cash equivalents and restricted cash	$649

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

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$649	$544

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Trade receivable	$213	$185
Other accounts receivable	9	4
Total accounts and other receivables	$222	$189

NOTE 4—INVENTORY

As of September 30, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Natural gas	$9	$17
LNG	21	26
Materials and other	46	42
Total inventory	$76	$85

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$9,952	$9,963
LNG terminal construction-in-process	3,716	3,283
Accumulated depreciation	(583)	(330)
Total LNG terminal costs, net	13,085	12,916
Fixed assets
Fixed assets	13	10
Accumulated depreciation	(7)	(6)
Total fixed assets, net	6	4
Property, plant and equipment, net	$13,091	$12,920

Depreciation expense was $85 million and $66 million during the three months ended September 30, 2018 and 2017, respectively, and $254 million and $177 million during the nine months ended September 30, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $79 million and $242 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions).

	Fair Value Measurements as of
	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(1)	$1	$19	$19	$2	$10	$43	$55

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2018. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$19	Market approach incorporating present value techniques	Basis Spread	$(0.448) - $0.079

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$11	$40	$43	$79
Realized and mark-to-market gains (losses):
Included in cost of sales	4	(8)	(5)	(43)
Purchases and settlements:
Purchases	4	(1)	8	1
Settlements	1	(2)	(27)	(8)
Transfers out of Level 3 (1)	(1)	—	—	—
Balance, end of period	$19	$29	$19	$29
Change in unrealized gains relating to instruments still held at end of period	$4	$(8)	$(5)	$(43)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Rate Derivatives loss	$—	$—	$—	$(2)

Liquefaction Supply Derivatives

We have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The terms of the physical natural gas supply contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent.

We had secured up to approximately 2,755 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2018 and December 31, 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 2,206 TBtu and 1,520 TBtu as of September 30, 2018 and December 31, 2017, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	September 30, 2018	December 31, 2017
Other current assets	$11	$41
Non-current derivative assets	16	17
Total derivative assets	27	58

Derivative liabilities	(6)	—
Non-current derivative liabilities	(2)	(3)
Total derivative liabilities	(8)	(3)

Derivative asset, net	$19	$55

(1)
Does not include collateral calls of $2 million and $1 million for such contracts, which are included in other current assets in our Balance Sheets as September 30, 2018 and December 31, 2017, respectively.

The following table shows the changes in the fair value and settlements of our Liquefaction Supply Derivatives recorded in cost of sales on our on our Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Liquefaction Supply Derivatives gain (loss) (1)	$10	$(11)	$(42)	$(51)

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2018
Liquefaction Supply Derivatives	$31	$(4)	$27
Liquefaction Supply Derivatives	(13)	5	(8)
As of December 31, 2017
Liquefaction Supply Derivatives	$64	$(6)	$58
Liquefaction Supply Derivatives	(3)	—	(3)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$15	$26
Advances made to municipalities for water system enhancements	90	93
Advances and other asset conveyances to third parties to support LNG terminals	29	30
Tax-related payments and receivables	—	1
Information technology service assets	17	19
Other	1	—
Total other non-current assets, net	$152	$169

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Interest costs and related debt fees	$143	$230
Accrued natural gas purchases	249	298
Liquefaction Project costs	47	78
Total accrued liabilities	$439	$606

NOTE 9—DEBT

As of September 30, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(156)	(173)
Total long-term debt, net	13,494	13,477

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,494	$13,477

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Working Capital Facility

Below is a summary of our Working Capital Facility as of September 30, 2018 (in millions):

Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	494
Available commitment	$706

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

Restrictive Debt Covenants

As of September 30, 2018, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest cost	$198	$198	$594	$581
Capitalized interest	(52)	(74)	(149)	(225)
Total interest expense, net	$146	$124	$445	$356

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,703	$13,495	$12,687	$13,955
2037 Senior Notes (2)	791	831	790	871

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues	$1,185	$717	$3,302	$1,695
LNG revenues—affiliate	205	111	886	864
Total revenues from customers	1,390	828	4,188	2,559
Gains from derivative instruments (1)	64	6	117	23
Total revenues	$1,454	$834	$4,305	$2,582

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenues on our Balance Sheets (in millions):

Nine Months Ended September 30, 2018
Deferred revenues, beginning of period	$84
Cash received but not yet recognized	95
Revenue recognized from prior period deferral	(84)
Deferred revenues, end of period	$95

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the nine months ended September 30, 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$54.2	10.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. During each of the three and nine months ended September 30, 2018, approximately 55% of our LNG revenues and 100% of our LNG revenues—affiliate in both periods were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$205	$111	$886	$864

Cost of sales—affiliate
Cargo loading fees under TUA	8	5	23	15

Operating and maintenance expense—affiliate
TUA	64	47	192	129
Natural Gas Transportation Agreement	20	17	61	53
Services Agreements	23	17	64	41
LNG Site Sublease Agreement	—	1	—	1
Total operating and maintenance expense—affiliate	107	82	317	224

General and administrative expense—affiliate
Services Agreements	12	12	36	46

LNG Terminal-Related Agreements

Terminal Use Agreements

We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments had the right to use our reserved capacity under the TUA and had the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its respective percentage of TUA Fees payable was reduced from 100% to zero as each of Trains 1 through 4 reached commercial operations.

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

Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. We executed a confirmation with Cheniere Marketing that obligates

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. has control of, and is commissioning, Train 5 of the Liquefaction Project.

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

Services Agreements

As of September 30, 2018 and December 31, 2017, we had $174 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investment’s subsidiaries, including us, receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere Investments according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three and nine months ended September 30, 2018 and 2017.

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Customer A	25%	34%	29%	47%	28%	39%
Customer B	22%	26%	24%	29%	27%	32%
Customer C	22%	39%	24%	21%	22%	27%
Customer D	25%	—%	20%	—%	19%	—%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$510	$395

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $195 million and $243 million, as of September 30, 2018 and 2017, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of September 30, 2018:

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

Overview of Business

We were formed by Cheniere Partners to develop, construct and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Operational

•
As of October 31, 2018, more than 215 cargoes have been produced, loaded and exported from the Liquefaction Project year to date. To date, over 475 cumulative LNG cargoes have been exported from the Liquefaction Project, with deliveries to 29 countries and regions worldwide.

•	In September 2018, feed gas was introduced to Train 5 of the Liquefaction Project as part of the commissioning process, and first LNG production from Train 5 occurred in October 2018.
Financial

•	We reached the following contractual milestones:

◦	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the Liquefaction Project.

◦	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	649	544
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	706	470

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of September 30, 2018:

Train 5
Overall project completion percentage	98.5%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	92.7%
Construction	97.8%
Date of expected substantial completion	1Q 2019

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

Customers

We have entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 through 5. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under our SPA with BG, BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under our SPA with GAIL for Train 4.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.2 billion for Trains 1 through 3 and the SPA with GAIL for Train 4, increasing to $2.3 billion upon the date of first commercial delivery of Train 4 under the SPA with BG and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2018, we had secured up to approximately 2,755 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through September 30, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making a final investment decision to commence construction of Train 6 of the Liquefaction Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Cheniere Investments and SPLNG also entered into a terminal use rights assignment and agreement (the “TURA”) pursuant to which Cheniere Investments had the right to use our reserved capacity under the TUA and had the obligation to pay the TUA Fees required by the TUA to SPLNG. Cheniere Investments’ right to use our capacity at the Sabine Pass LNG terminal and its respective percentage of TUA Fees payable was reduced from 100% to zero as each of Trains 1 through 4 reached commercial operations.

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended September 30, 2018 and 2017, we recorded operating and maintenance expense—affiliate of $64 million and $47 million, respectively, for the TUA Fees and cost of sales—affiliate of $8 million and $5 million, respectively, for cargo loading services incurred under the TUA. During the nine months ended September 30, 2018 and 2017, we recorded operating and maintenance expense—affiliate of $192 million and $129 million, respectively, for the TUA Fees and cost of sales—affiliate of $23 million and $15 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3, we gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, we will gain access to substantially all of Total’s capacity.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2018 and 2017, we recorded $7.5 million and during the nine months ended September 30, 2018 and 2017, we recorded $23 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to Trains 1 through 5 of the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $79 million and $242 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the Liquefaction Project. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	494	730
Available commitments under Working Capital Facility	706	470
Total capital resources from borrowings and available commitments	$14,850	$14,850

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

Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. As of September 30, 2018, we were in compliance with all covenants related to the Senior Notes. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2018 and December 31, 2017, we had $706 million and $470 million of available commitments, $494 million and $730 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any amounts outstanding under the Working Capital Facility as of both September 30, 2018 and December 31, 2017.

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

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. As of September 30, 2018, we were in compliance with all covenants related to the Working Capital Facility. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2018	2017
Operating cash flows	$928	$317
Investing cash flows	(554)	(1,187)
Financing cash flows	(269)	1,139

Net increase in cash, cash equivalents and restricted cash	105	269
Cash, cash equivalents and restricted cash—beginning of period	544	358
Cash, cash equivalents and restricted cash—end of period	$649	$627

Operating Cash Flows

Our operating cash inflows during the nine months ended September 30, 2018 and 2017 were $928 million and $317 million, respectively. The $611 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2018. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2018 and 2017 were $554 million and $1.2 billion, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash outflows during the nine months ended September 30, 2018 were $269 million, primarily as a result of:

•	$81 million of equity contributions from Cheniere Partners; and

•	$350 million of distributions to Cheniere Partners.
Financing cash inflows during the nine months ended September 30, 2017 were $1.1 billion, primarily as a result of:

•	issuances of senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities we entered into in June 2015;

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$7 million of equity contributions from Cheniere Partners; and

•	$450 million of distributions to Cheniere Partners.

Results of Operations

Our net income was $243 million in the three months ended September 30, 2018, compared to a net loss of $12 million in the three months ended September 30, 2017. This $255 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods, which was partially offset by increased interest expense, net of amounts capitalized.

Our net income was $678 million in the nine months ended September 30, 2018, compared to a net loss of $36 million in the nine months ended September 30, 2017. This $714 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2018	2017	Change	2018	2017	Change
LNG revenues	$1,249	$723	$526	$3,419	$1,718	$1,701
LNG revenues—affiliate	205	111	94	886	864	22
Total revenues	$1,454	$834	$620	$4,305	$2,582	$1,723

LNG volumes recognized as revenues (in TBtu)	228	144	84	691	439	252

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months. The increase in revenues for the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains, as well as increased revenues per TBtu sold. We expect our LNG revenues to increase in the future upon Train 5 becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $79 million corresponding to 14 TBtu of LNG in the three months ended September 30, 2017 and $242 million corresponding to 40 TBtu of LNG in the nine months ended September 30, 2017 that were related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cost of sales	$758	$488	$270	$2,291	$1,576	$715
Cost of sales—affiliate	8	5	3	23	15	8
Operating and maintenance expense	96	65	31	258	172	86
Operating and maintenance expense—affiliate	107	82	25	317	224	93
Development expense	—	1	(1)	1	2	(1)
General and administrative expense	1	3	(2)	4	5	(1)
General and administrative expense—affiliate	12	12	—	36	46	(10)
Depreciation and amortization expense	88	69	19	261	183	78
Total operating costs and expenses	$1,070	$725	$345	$3,191	$2,223	$968

Our total operating costs and expenses increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the nine months ended September 30, 2018, whereas two Trains were operating for nine months and a third Train was operating for six months during the comparable period in 2017.

Cost of sales increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense includes costs associated with operating and maintaining the Liquefaction Project. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, natural gas transportation and storage capacity demand charges paid to CTPL and third parties, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$146	$124	$22	$445	$356	$89
Loss on modification or extinguishment of debt	—	—	—	—	42	(42)
Derivative loss, net	—	—	—	—	2	(2)
Other income	(5)	(3)	(2)	(9)	(5)	(4)
Total other expense	$141	$121	$20	$436	$395	$41

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. We incurred $198 million of total interest costs during each of the three months ended September 30, 2018 and 2017, of which we capitalized $52 million and $74 million, respectively, which was primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2018 and 2017, we incurred $594 million and $581 million of total interest cost, respectively, of which we capitalized $149 million and $225 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Loss on modification or extinguishment of debt recognized during the nine months ended September 30, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the previous credit facilities in connection with the issuance of the 2028 Senior Notes and the 2037 Senior Notes.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$19	$3	$55	$5

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

Please see Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Fourth Omnibus Amendment, dated as of September 17, 2018, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among the Company, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among the Company, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 7, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 7, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)