Form 10-K
period 2018-12-31
Sabine Pass Liquefaction, LLC
filed 2019-02-26
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission file number 333-192373
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒  No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Note: As of January 1, 2018, the registrant is a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates:    Not applicable
Documents incorporated by reference: None

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

1

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

•	statements regarding counterparties to our commercial contracts, construction contracts, and other contracts;

•	statements regarding our planned development and construction of additional Trains, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

2

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

General

We are a Delaware limited liability company formed by Cheniere Partners in June 2010 to own, develop and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the pre-existing regasification facilities owned and operated by SPLNG. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of Cheniere Partners. Cheniere Partners, a publicly traded limited partnership, is a 48.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

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

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of December 31, 2018:

Train 5
Overall project completion percentage	99.7%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	98.0%
Construction	99.6%
Date of expected substantial completion	1Q 2019

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

Customers

We have entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under our SPA with BG Gulf Coast LNG, LLC (“BG”), BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under our SPA with GAIL (India) Limited (“GAIL”) for Train 4.

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

The annual contracted cash flows from fixed fees of each buyer of LNG under our third-party SPAs that constitute more than 10% of the aggregate fixed fees under all our SPAs are:

•	approximately $720 million from BG, which is guaranteed by BG Energy Holdings Limited;

•	approximately $550 million from Korea Gas Corporation (“KOGAS”);

•	approximately $550 million from GAIL; and

•
approximately $450 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.).

We also have SPAs with Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A., and Centrica plc with annual aggregate fixed fees of approximately $590 million. In addition, Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

During the year ended December 31, 2018, four customers, BG, Naturgy, KOGAS and GAIL, individually accounted for more than 10% of our total revenues from external customers at 30%, 23%, 24% and 20%, respectively. During the year ended December 31, 2017, three customers, BG, Naturgy and KOGAS, individually accounted for more than 10% of our total third-party revenues at 43%, 30% and 25%, respectively. During the year ended December 31, 2016, BG individually accounted for 77% of our total revenues from external customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2018, we had secured up to approximately 3,464 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

We have entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies. The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth.

Final Investment Decision on Train 6

We have issued limited notices to proceed to Bechtel for the commencement of certain engineering, procurement and site works for Train 6 of the Liquefaction Project and a schedule for completion has been established.  FID and full notice to proceed for Train 6 of the Liquefaction Project will be contingent upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the years ended December 31, 2018, 2017 and 2016, we recorded operating and maintenance expense—affiliate of $256 million, $190 million and $61 million, respectively, for the TUA Fees and cost of sales—affiliate of $32 million, $23 million and $5 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total, another TUA customer, whereby upon substantial completion of Train 3, we gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, we will gain access to substantially all of Total’s capacity.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2018 and 2017, we recorded $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which currently import LNG include Canada, Chile, Colombia, Dominican Republic, Israel, Jordan, Mexico, Panama, Singapore and South Korea. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Liquefaction Project require additional federal permits, orders, approvals and consultations required by federal agencies, including the U.S. Department of Transportation (“DOT”), Advisory Council on Historic Preservation, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

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

The Sabine Pass LNG terminal’s Section 10/404 Permit authorizing construction of Trains 1 through 4 was received from the USACE in March 2012. A modification to the Section 10/404 Permit, to address wetlands impacted by the construction of Trains 5 and 6, was issued by the USACE in June 2015. The USACE acted in the capacity as a cooperating agency in the review process under the National Environmental Policy Act of 1969. The LDEQ issued amended PSD and Title V Permits in September 2017 to reflect certain facility modifications, updated emissions and as-built capacity factors. In October 2018, Sabine Pass LNG Terminal applied to the LDEQ for another amendment to its PSD and Title V Permits to reflect certain facility modifications and as-built reconciliation revisions.

LDEQ issued a modification of the wastewater discharge permit to Sabine Pass LNG Terminal in December 2017 to include wastewaters generated with respect to the anticipated operations of Trains 5 and 6 of the Liquefaction Project.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. Most of the regulations are already in effect, while other rules and regulations, including the proposed margin rules, position limits, and commodity clearing requirements, remain to be finalized or effectuated. Therefore, the impact of those rules and regulations on our business continues to be uncertain.

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

Any new rules or changes to existing rules promulgated under the Dodd-Frank Act could (1) impair the availability of derivatives, (2) materially increase the cost of, or decrease the liquidity of, the derivatives we use to hedge, (3) significantly alter the terms and conditions of derivatives and (4) potentially increase our exposure to less creditworthy counterparties. Further, any resulting reduction in the use of derivatives could make cash flow more volatile and less predictable, which in turn could adversely affect our ability to plan for and fund capital expenditures.

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

Environmental Regulation

The Liquefaction Project is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations require significant expenditures for compliance, can affect the cost and output of operations and may impose substantial penalties for non-compliance and substantial liabilities for pollution. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial administrative, civil and criminal fines and penalties for non-compliance.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary sources, including fuel combustion sources. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. The Obama Administration took several actions intended to limit GHG emissions, including regulating emissions from new and existing Electricity Generating Units and from new and modified oil and gas operations. The timing, extent and impact of these rules and other Obama Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement for the Clean Power Plan, which requires states to develop plans to implement certain performance standards within three years after the Final Rule is published in the Federal Register. Many of the Trump Administration’s efforts to rollback Obama Administration actions have been challenged in court.

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

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Liquefaction Project within the coastal zone is subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the General Land Office). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

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

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act (the “ESA”), the Migratory Bird Treaty Act, the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Liquefaction Project may adversely affect a protected species or its habitat, we may be required to develop and follow a plan to avoid those impacts. In that case, siting, construction or operation may be delayed or restricted and cause us to incur increased costs.

In July 2018, the U.S. Fish and Wildlife Service (the “FWS”) announced a series of proposed changes to the rules implementing the ESA, including proposed revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat, and prohibitions related to threatened wildlife and plants. The proposed revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions. It is not possible at this time to predict how such changes, if adopted, would impact our business.

In addition, in December 2017, the Department of Interior’s (“DOI’s”) Solicitor’s Office issued an official opinion that the Migratory Bird Treaty Act’s broad prohibition on “taking” migratory birds applies only to affirmative actions and does not include incidental taking. In April 2018 the FWS issued guidance consistent with the DOI’s opinion. The opinion has been challenged in court.

Market Factors and Competition

We have entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Each customer will be required to pay an escalating fixed fee for its annual contract quantity even if it elects not to purchase any LNG from us.

If and when we need to replace any existing SPA or enter into new SPAs, we will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently developing a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 19 trillion cubic feet (“Tcf”) between 2017 and 2025, with LNG’s share growing from about 10% in 2017 to about 15% of the global gas market in 2025.  Wood Mackenzie Limited forecasts that global demand for LNG will increase by approximately 60%, from approximately 287 mtpa, or 13.8 Tcf in 2017, to approximately 461 mtpa, or 22.1 Tcf, in 2025, and that LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 413 mtpa in 2025, resulting in a market need for construction of an additional approximately 48 mtpa of LNG production.  We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  We have contracted an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity for Trains 1 through 5 of the Liquefaction Project with third-party customers. As of January 31, 2019, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term, medium-term and short-term contracting of LNG from our terminal.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2019, Cheniere and its subsidiaries had 1,372 full-time employees, including 483 employees who directly supported the Liquefaction Project.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC under the Exchange Act. These reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers.

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

As of December 31, 2018, we had zero cash and cash equivalents, $756 million of current restricted cash and $13.7 billion of total debt outstanding (before unamortized premium, discount and debt issuance costs), excluding $425 million of outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Liquefaction Project, and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We have not been profitable historically. We may not achieve profitability or generate positive operating cash flow in the future.

We had a net loss of $193 million for the year ended December 31, 2016, and in prior years. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues, or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

We will continue to incur significant capital and operating expenditures while we develop and construct the Liquefaction Project. Any delays beyond the expected development period for our Trains could cause, and could increase the level of, our operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate any significant positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete and operate the applicable Train.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make the payments under long-term contracts. As of December 31, 2018, we had SPAs with seven third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective SPA in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the SPA.

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

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements could expose us to risk of financial loss in some circumstances, including when:

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

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms or exchanges. The CFTC has designated certain interest rate swaps and index credit default swaps for mandatory clearing, but has not yet finalized rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

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

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, including as a result of untimely notices or filings, we may not be able to recover our investment in the Liquefaction Project. Additionally, government disruptions, such as a U.S. government shutdown, may delay or halt our ability to obtain and maintain necessary approvals and permits. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are entirely dependent on Cheniere and Cheniere Partners, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of January 31, 2019, Cheniere and its subsidiaries had 1,372 full-time employees, including 483 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the natural gas liquefaction facility it is developing and constructing near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damages.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have a TUA with SPLNG under which SPLNG derives economic benefits, we have entered into a transportation agreement with a subsidiary of Cheniere Partners to transport natural gas to the Liquefaction Project and Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently developing and constructing a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6.

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

We depend upon third-party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our SPA obligations and continue shipping natural gas from producing regions could be restricted, thereby reducing our revenues, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Operations of the Liquefaction Project will be dependent upon the ability of our SPA customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

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
Terrorist attacks, cyber incidents or military campaigns may adversely impact our business.

A terrorist attack, cyber incident or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including one or more of the Trains, which would increase our costs and decrease our cash flows. A terrorist incident or cyber incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, cyber incidents or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the Sabine Pass LNG terminal, including the Pipeline Hazardous Materials Safety Administration (“PHMSA”), to issue compliance orders, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

In October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  In February 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan after concluding the October 2015 final rule exceeds EPA’s statutory authority under the CAA. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement for the Clean Power Plan, which requires states to develop plans to implement certain performance standards within three years after the Final Rule is published in the Federal Register. The Trump Administration announced in June 2017 that the United States would withdraw from the Paris Accord, an international agreement within the United Nations Framework Convention on Climate Change under which the Obama Administration committed the United States to reducing its economy-wide GHG emission by 26-28% below 2005 levels by 2025. Other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

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

Substantially all of our anticipated revenue in 2019 will be dependent upon one facility, the Liquefaction Project located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Liquefaction Project or in the LNG industry would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

PHMSA Matter

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues (including transactions with affiliates)	$6,126	$4,024	$833	$—	$—
Income (loss) from operations	1,520	781	50	(92)	(119)
Interest expense, net of capitalized interest	(589)	(494)	(186)	(36)	(24)
Net income (loss)	944	250	(193)	(266)	(377)

	December 31,
	2018	2017	2016	2015	2014
Property, plant and equipment, net	$13,209	$12,920	$11,875	$9,841	$6,962
Total assets	14,967	14,206	12,883	10,433	7,818
Current debt	—	—	224	15	—
Long-term debt, net	13,500	13,477	11,649	9,206	6,390

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We were formed by Cheniere Partners to develop, construct and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-K include the following:
Strategic

•
In December 2018, we entered into a 20-year SPA with PETRONAS LNG Ltd., subject to conditions precedent including making a final investment decision (“FID”) for Train 6 of the Liquefaction Project, for the sale of approximately 1.1 mtpa of LNG on a free on board basis, with deliveries commencing following date of first commercial delivery for Train 6 of Liquefaction Project.

•
In November 2018, we entered into an EPC contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for Train 6 of the Liquefaction Project. We also issued limited notices to proceed to Bechtel to commence early engineering, procurement and site works.

Operational

•
As of February 20, 2019, over 570 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project, with more than 270 cargoes in 2018 alone, with deliveries to 31 countries and regions worldwide.

•	In November 2018, we commenced production and shipment of LNG commissioning cargoes from Train 5 of the Liquefaction Project.

Financial

•	We reached the following contractual milestones:

◦	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the Liquefaction Project.

◦	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	756	544
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	775	470

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Financial Statements.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the Liquefaction Project is undergoing commissioning and the following table summarizes the status as of December 31, 2018:

Train 5
Overall project completion percentage	99.7%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	98.0%
Construction	99.6%
Date of expected substantial completion	1Q 2019

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

Customers

We have entered into fixed price SPAs with terms of at least 20 years (plus extension rights) with six third parties for Trains 1 through 5 of the Liquefaction Project, to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Under our SPA with BG, BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under our SPA with GAIL for Train 4.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2018, we had secured up to approximately 3,464 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract price of the EPC contract for Train 5 of the Liquefaction Project is approximately $3.1 billion reflecting amounts incurred under change orders through December 31, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs, including, in each case, estimated owner’s costs and contingencies. The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth.

Final Investment Decision on Train 6

We have issued limited notices to proceed to Bechtel for the commencement of certain engineering, procurement and site works for Train 6 of the Liquefaction Project and a schedule for completion has been established.  FID and full notice to proceed for Train 6 of the Liquefaction Project will be contingent upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the years ended December 31, 2018, 2017 and 2016, we recorded operating and maintenance expense—affiliate of $256 million, $190 million and $61 million, respectively, for the TUA Fees and cost of sales—affiliate of $32 million, $23 million and $5 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 3 of the Liquefaction Project, we gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, we will gain access to substantially all of Total’s capacity.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2018 and 2017, we recorded $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $94 million, $301 million and $201 million in the years ended December 31, 2018, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	425	730
Available commitments under Working Capital Facility	775	470
Total capital resources from borrowings and available commitments	$14,850	$14,850

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

Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. As of December 31, 2018, we were in compliance with all covenants related to the Senior Notes. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of December 31, 2018 and 2017, we had $775 million and $470 million of available commitments and $425 million and $730 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any amounts outstanding under the Working Capital Facility as of both December 31, 2018 and 2017.

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

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. As of December 31, 2018, we were in compliance with all covenants related to the Working Capital Facility. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2018, 2017 and 2016 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2018	2017	2016
Operating cash flows	$1,423	$657	$(130)
Investing cash flows	(771)	(1,279)	(2,338)
Financing cash flows	(440)	808	2,637

Net increase in cash, cash equivalents and restricted cash	212	186	169
Cash, cash equivalents and restricted cash—beginning of period	544	358	189
Cash, cash equivalents and restricted cash—end of period	$756	$544	$358

Operating Cash Flows

Our operating cash flows during the years ended December 31, 2018, 2017 and 2016 were net inflows of $1,423 million and $657 million and a net outflow of $130 million, respectively. The $766 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2018. We had four Trains operational for the entire year during the year ended December 31, 2018, we had two Trains operational for the entire year and two Trains operational partially during the year ended December 31, 2017 and two Trains operational partially during the year ended December 31, 2016. The $787 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the Liquefaction Project in 2017. During the year ended December 31, 2016, Train 1 was operating for seven months and Train 2 was operating for less than four months.

Investing Cash Flows

Investing cash net outflows during the years ended December 31, 2018, 2017 and 2016 were $771 million, $1,279 million and $2,338 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the year ended December 31, 2016, we used $32 million primarily for payments to a municipal water district for water system enhancements to increase potable water supply to the Sabine Pass LNG terminal and payments made pursuant to the information technology services agreement for capital assets purchased on our behalf.

Financing Cash Flows

Financing cash net outflows during the year ended December 31, 2018 were $440 million, primarily as a result of:

•	$129 million of equity contributions from Cheniere Partners; and

•	$569 million of distributions to Cheniere Partners.
Financing cash net inflows during the year ended December 31, 2017 were $808 million, primarily as a result of:

•	issuances of senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities we entered into in June 2015 (the “Credit Facilities”);

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$7 million of equity contributions from Cheniere Partners; and

•	$781 million of distributions to Cheniere Partners.
Financing cash net inflows during the year ended December 31, 2016 were $2,637 million, primarily as a result of:

•	$2.0 billion of borrowings under the Credit Facilities;

•	issuance of an aggregate principal amount of $1.5 billion of the 2026 Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2027 Senior Notes in September 2016, which was used to prepay $1.2 billion of the outstanding borrowings under the Credit Facilities and pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the Liquefaction Project;

•	$474 million of borrowings and $265 million of repayments made under the Working Capital Facility;

•	$42 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$1 million of equity contributions from Cheniere Partners.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2018 (in millions):

	Payments Due By Period (1)
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Debt (2)	$13,650	$—	$2,000	$2,500	$9,150
Interest payments (2)	4,480	760	1,404	1,097	1,219
Construction obligations (3)	87	87	—	—	—
Purchase obligations (4)	7,931	2,495	2,388	1,396	1,652
Operating lease obligations	9	—	1	1	7
Obligations to affiliates (5)	6,546	372	743	743	4,688
Other obligations (6)	6	3	3	—	—
Total	$32,709	$3,717	$6,539	$5,737	$16,716

(1)	Agreements in force as of December 31, 2018 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2018.

(2)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2018. See Note 10—Debt of our Notes to Financial Statements.

(3)
Construction obligations relate to the EPC contracts for the Liquefaction Project. The estimated remaining cost pursuant to our EPC contracts as of December 31, 2018 is included for Trains with respect to which we have made an FID to commence construction; the EPC contract termination amount is included for Trains with respect to which we have not made an FID. A discussion of these obligations can be found at Note 14—Commitments and Contingencies of our Notes to Financial Statements.

(4)
Purchase obligations consist of contracts for which conditions precedent have been met, and primarily relate to natural gas supply, transportation and storage services for the Liquefaction Project. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly.

(5)
Obligations to affiliates relate to land subleased from SPLNG for the Liquefaction Project. Obligations arising through intercompany service agreements include TUA fees with SPLNG, including amounts assumed under the TURA, and only include the fixed fee portion and do not include variable fees. A discussion of these obligations can be found in Note 12—Related Party Transactions of our Notes to Financial Statements.

(6)	Other obligations primarily relate to agreements with certain local taxing jurisdictions, and are based on tax obligations as of December 31, 2018.
In addition, in the ordinary course of business, we maintain letters of credit and have certain cash restricted in support of certain performance obligations. As of December 31, 2018, we had $425 million aggregate amount of issued letters of credit under the Working Capital Facility and $756 million of current restricted cash. For more information, see Note 3—Restricted Cash of our Notes to Financial Statements.

Results of Operations

Our net income was $944 million in the year ended December 31, 2018, compared to $250 million in the year ended December 31, 2017. This $694 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Our net loss was $193 million in the year ended December 31, 2016. This $443 million increase in net income in 2017 compared to 2016 was primarily a result of increased income from operations, which was partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Year Ended December 31,
(in millions, except volumes)	2018	2017	Change	2016	Change
LNG revenues	$4,827	$2,635	$2,192	$539	$2,096
LNG revenues—affiliate	1,299	1,389	(90)	294	1,095
Total revenues	$6,126	$4,024	$2,102	$833	$3,191

LNG volumes recognized as revenues (in TBtu)	955	684	271	151	533

2018 vs. 2017 and 2017 vs. 2016

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. We had four Trains operational for the entire year during the year ended December 31, 2018, we had two Trains operational for the entire year and two Trains operational partially during the year ended December 31, 2017 and two Trains operational partially during the year ended December 31, 2016. The increase in revenues for each of the years was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains, as well as increased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 5 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2018, 2017 and 2016, we realized offsets to LNG terminal costs of $94 million corresponding to 13 TBtu of LNG, $301 million corresponding to 51 TBtu of LNG and $201 million corresponding to 45 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2018	2017	Change	2016	Change
Cost of sales	$3,403	$2,317	$1,086	$416	$1,901
Cost of sales—affiliate	32	23	9	7	16
Operating and maintenance expense	342	243	99	72	171
Operating and maintenance expense—affiliate	423	329	94	129	200
Development expense	2	2	—	—	2
Development expense—affiliate	—	—	—	1	(1)
General and administrative expense	5	7	(2)	7	—
General and administrative expense—affiliate	50	58	(8)	68	(10)
Depreciation and amortization expense	349	264	85	83	181
Total operating costs and expenses	$4,606	$3,243	$1,363	$783	$2,460

2018 vs. 2017 and 2017 vs. 2016

Our total operating costs and expenses increased during the year ended December 31, 2018 from the years ended December 31, 2017 and 2016, primarily as a result of additional Trains that were operating between each of the periods.

Cost of sales increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016, primarily as a result of the increase in operating Trains between each of the periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. The increase during the year ended December 31, 2018 from the comparable period in 2017 was primarily related to the increase in the volume of natural gas feedstock related to our LNG sales. The increase during the year ended December 31, 2017 from the comparable period in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock related to our LNG sales. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense (including affiliates) increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016, as a result of the increase in operating Trains between each of the periods. Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase during the year ended December 31, 2018 from the comparable periods in 2017 and 2016 was primarily related to TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, natural gas transportation and storage capacity demand charges paid to CTPL and third parties, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the year ended December 31, 2018 from the comparable periods in 2017 and 2016 as a result of an increased number of operational Trains, as the assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 of the Liquefaction Project achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Year Ended December 31,
(in millions)	2018	2017	Change	2016	Change
Interest expense, net of capitalized interest	$589	$494	$95	$186	$308
Loss on modification or extinguishment of debt	—	42	(42)	52	(10)
Derivative loss, net	—	2	(2)	6	(4)
Other income	(13)	(7)	(6)	(1)	(6)
Total other expense	$576	$531	$45	$243	$288

2018 vs. 2017

Interest expense, net of capitalized interest, increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. For the years ended December 31, 2018 and 2017, we incurred $791 million and $779 million of total interest cost, respectively, of which we capitalized $202 million and $285 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2018, as compared to the year ended December 31, 2017. Loss on modification or extinguishment of debt recognized during the year ended December 31, 2017 was attributable to the $42 million write-off of debt issuance costs in March 2017 upon termination of the remaining available balance of $1.6 billion under the Credit Facilities in connection with the issuance of the 2028 Senior Notes and the 2037 Senior Notes.

2017 vs. 2016

Interest expense, net of capitalized interest, increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 4 of the Liquefaction Project completed construction and an increase in our indebtedness outstanding (before unamortized premium, discount and debt issuance costs), from $12.0 billion as of December 31, 2016 to $13.7 billion as of December 31, 2017. For the year ended December 31, 2016, we incurred $649 million of total interest cost, of which we capitalized $463 million, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016. Loss on modification or extinguishment of debt recognized during the year ended December 31, 2016 was due to the $26 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the Credit Facilities in June 2016 in connection with the issuance of the 2026 Senior Notes, in addition to the $26 million write-off of debt issuance costs related to the prepayment of outstanding borrowings and termination of commitments under the Credit Facilities of approximately $1.4 billion in September 2016 in connection with the issuance of the 2027 Senior Notes.

Derivative loss, net decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a favorable shift in the long-term forward LIBOR curve between the periods, which was offset by the $7 million payment made in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the Credit Facilities.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

Our derivative instruments consist of financial commodity derivative contracts transacted in an over-the-counter market and index-based physical commodity contracts. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data. Valuation of our index-based physical commodity contracts is developed through the use of internal models which are impacted by inputs that may be unobservable in the marketplace, market transactions and other relevant data.

Gains and losses on derivative instruments are recognized in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 17—Recent Accounting Standards of our Notes to Financial Statements.

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

	December 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(43)	$7	$55	$5

See Note 7—Derivative Instruments for additional details about our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member
Sabine Pass Liquefaction, LLC:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2018 and 2017, the related statements of operations, member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2018, 2017 and 2016 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto.
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

Houston, Texas
February 25, 2019

SABINE PASS LIQUEFACTION, LLC

BALANCE SHEETS
(in millions)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	756	544
Accounts and other receivables	346	189
Accounts receivable—affiliate	113	163
Advances to affiliate	210	26
Inventory	87	85
Other current assets	24	54
Other current assets—affiliate	21	21
Total current assets	1,557	1,082

Property, plant and equipment, net	13,209	12,920
Debt issuance costs, net	12	18
Non-current derivative assets	31	17
Other non-current assets, net	158	169
Total assets	$14,967	$14,206

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$11	$8
Accrued liabilities	768	606
Due to affiliates	48	66
Deferred revenue	91	84
Derivative liabilities	66	—
Total current liabilities	984	764

Long-term debt, net	13,500	13,477
Non-current derivative liabilities	14	3
Other non-current liabilities	3	—

Commitments and contingencies (see Note 14)

Member’s equity (deficit)	466	(38)
Total liabilities and member’s equity (deficit)	$14,967	$14,206

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Revenues
LNG revenues	$4,827	$2,635	$539
LNG revenues—affiliate	1,299	1,389	294
Total revenues	6,126	4,024	833

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,403	2,317	416
Cost of sales—affiliate	32	23	7
Operating and maintenance expense	342	243	72
Operating and maintenance expense—affiliate	423	329	129
Development expense	2	2	—
Development expense—affiliate	—	—	1
General and administrative expense	5	7	7
General and administrative expense—affiliate	50	58	68
Depreciation and amortization expense	349	264	83
Total operating costs and expenses	4,606	3,243	783

Income from operations	1,520	781	50

Other income (expense)
Interest expense, net of capitalized interest	(589)	(494)	(186)
Loss on modification or extinguishment of debt	—	(42)	(52)
Derivative loss, net	—	(2)	(6)
Other income	13	7	1
Total other expense	(576)	(531)	(243)

Net income (loss)	$944	$250	$(193)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2015	$931	$931
Capital contributions	1	1
Distributions	(253)	(253)
Net loss	(193)	(193)
Balance at December 31, 2016	486	486
Capital contributions	7	7
Distributions	(781)	(781)
Net income	250	250
Balance at December 31, 2017	(38)	(38)
Capital contributions	129	129
Distributions	(569)	(569)
Net income	944	944
Balance at December 31, 2018	$466	$466

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$944	$250	$(193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	349	264	83
Amortization of debt issuance costs, deferred commitment fees, premium and discount	22	19	12
Loss on modification or extinguishment of debt	—	42	52
Total losses (gains) on derivatives, net	101	26	(36)
Net cash used for settlement of derivative instruments	(3)	(14)	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	(122)	(99)	(90)
Accounts receivable—affiliate	49	(63)	(99)
Advances to affiliate	(76)	(13)	1
Inventory	(3)	11	(60)
Accounts payable and accrued liabilities	165	190	179
Due to affiliates	(6)	22	1
Deferred revenue	7	38	46
Other, net	(4)	(4)	(10)
Other, net—affiliate	—	(12)	(9)
Net cash provided by (used in) operating activities	1,423	657	(130)

Cash flows from investing activities
Property, plant and equipment, net	(771)	(1,279)	(2,306)
Other	—	—	(32)
Net cash used in investing activities	(771)	(1,279)	(2,338)

Cash flows from financing activities
Proceeds from issuances of debt	—	2,314	5,443
Repayments of debt	—	(703)	(2,765)
Debt issuance and deferred financing costs	—	(29)	(42)
Capital contributions	129	7	1
Distributions	(569)	(781)	—
Net cash provided by (used in) financing activities	(440)	808	2,637

Net increase in cash, cash equivalents and restricted cash	212	186	169
Cash, cash equivalents and restricted cash—beginning of period	544	358	189
Cash, cash equivalents and restricted cash—end of period	$756	$544	$358

Balances per Balance Sheets:

	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash	756	544
Total cash, cash equivalents and restricted cash	$756	$544

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Delaware limited liability company formed by Cheniere Partners to develop, construct and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. We are a Houston-based company with one member, Sabine Pass LNG-LP, LLC, an indirect wholly owned subsidiary of Cheniere Partners. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Cheniere Partners is a 48.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses.

Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal includes pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Financial Statements have been prepared in accordance with GAAP. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our financial position, results of operations or cash flows.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. We have elected to adopt the new accounting standard retrospectively and have recast the accompanying Financial Statements to reflect the adoption of ASC 606 for all periods presented. The adoption of ASC 606 did not impact our previously reported Financial Statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the recoverability of property, plant and equipment, derivative instruments, asset retirement obligations (“AROs”) and fair value measurements. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenues from the sale of LNG are recognized as LNG revenues. See Note 11—Revenues from Contracts with Customers for further discussion of revenues.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets.

Accounts Receivable

Accounts receivable is reported net of allowances for doubtful accounts. Impaired receivables are specifically identified and evaluated for expected losses.  The expected loss on impaired receivables is primarily determined based on the debtor’s ability to pay and the estimated value of any collateral.  We did not recognize any impairment expense related to accounts receivable during the years ended December 31, 2018, 2017 and 2016.

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

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as other non-current assets. The costs of lease options are amortized over the life of the lease once obtained. If no land or lease is obtained, the costs are expensed.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred. We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property,

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in impairment expense and loss (gain) on disposal of assets.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.  We did not recognize any impairment expense related to property, plant and equipment during the years ended December 31, 2018, 2017 and 2016, respectively.

Interest Capitalization

We capitalize interest and other related debt costs during the construction period of our LNG terminals and related pipelines as construction-in-process. Upon commencement of operations, these costs are transferred out of construction-in-process into terminal and interconnecting pipeline facilities assets and are amortized over the estimated useful life of the asset.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria for and we elect the normal purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges during the years ended December 31, 2018, 2017 and 2016. See Note 7—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Certain of our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded within other current assets. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

We have entered into fixed price SPAs with terms of at least 20 years with seven unaffiliated third parties. We are dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs. See Note 15—Customer Concentration for additional details about our customer concentration.

Debt

Our debt consists of current and long-term secured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

method. Gains and losses on the extinguishment of debt are recorded in gain (loss) on modification or extinguishment of debt on our Statements of Operations.

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as a direct deduction from the debt liability unless incurred in connection with a line of credit arrangement, in which case they are presented as an asset on our Balance Sheets. Debt issuance costs are amortized to interest expense or property, plant and equipment over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to loss on modification or extinguishment of debt.

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

At December 31, 2018, the tax basis of our assets and liabilities was $2.6 billion less than the reported amounts of our assets and liabilities.

Pursuant to the indentures governing our debt, we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the state tax sharing agreement discussed in Note 12—Related Party Transactions. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

Business Segment

Our liquefaction operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of SPL in total when evaluating financial performance and for purposes of allocating resources.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of December 31, 2018 and 2017, restricted cash consisted of the following (in millions):

	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$756	$544

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2018 and 2017, accounts and other receivables consisted of the following (in millions):

	December 31,
	2018	2017
Trade receivable	$330	$185
Other accounts receivable	16	4
Total accounts and other receivables	$346	$189

NOTE 5—INVENTORY

As of December 31, 2018 and 2017, inventory consisted of the following (in millions):

	December 31,
	2018	2017
Natural gas	$28	$17
LNG	6	26
Materials and other	53	42
Total inventory	$87	$85

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2018 and 2017, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$10,004	$9,963
LNG terminal construction-in-process	3,866	3,283
Accumulated depreciation	(667)	(330)
Total LNG terminal costs, net	13,203	12,916
Fixed assets
Fixed assets	14	10
Accumulated depreciation	(8)	(6)
Total fixed assets, net	6	4
Property, plant and equipment, net	$13,209	$12,920

Depreciation expense was $339 million, $257 million and $77 million during the years ended December 31, 2018, 2017 and 2016, respectively.

We realized offsets to LNG terminal costs of $94 million, $301 million and $201 million in the years ended December 31, 2018, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

loaded prior to the start of commercial operations of the respective Train of the Liquefaction Project, during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions).

	Fair Value Measurements as of
	December 31, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$5	$(23)	$(25)	$(43)	$2	$10	$43	$55

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2018:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(25)	Market approach incorporating present value techniques	Basis Spread	$(0.892) - $0.085

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$43	$79	$32
Realized and mark-to-market gains (losses):
Included in cost of sales (1)	(3)	(37)	48
Purchases and settlements:
Purchases	(37)	14	1
Settlements (1)	(29)	(12)	(2)
Transfers out of Level 3 (2)	1	(1)	—
Balance, end of period	$(25)	$43	$79
Change in unrealized gains (losses) relating to instruments still held at end of period	$(3)	$(37)	$49

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the year ended December 31, 2016.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

We had entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities we entered into in June 2015 (the “Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the Credit Facilities. In March 2017, we settled the Interest Rate Derivatives and paid $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the Credit Facilities.

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Operations during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Interest Rate Derivatives loss	$—	$(2)	$(6)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The terms of the physical natural gas supply contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

We had secured up to approximately 3,464 TBtu and 2,214 TBtu of natural gas feedstock through natural gas supply contracts as of December 31, 2018 and 2017, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 2,978 TBtu and 1,520 TBtu as of December 31, 2018 and 2017, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	December 31, 2018	December 31, 2017
Other current assets	$6	$41
Non-current derivative assets	31	17
Total derivative assets	37	58

Derivative liabilities	(66)	—
Non-current derivative liabilities	(14)	(3)
Total derivative liabilities	(80)	(3)

Derivative asset (liability), net	$(43)	$55

(1)	Does not include collateral calls of $1 million for such contracts, which are included in other current assets in our Balance Sheets as of both December 31, 2018 and 2017.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Statements of Operations during the years ended December 31, 2018, 2017 and 2016 (in millions):

		Year Ended December 31,
	Statement of Operations Location (1)	2018	2017	2016
Liquefaction Supply Derivatives loss	LNG revenues	$(1)	$—	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(100)	(24)	42

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)
As of December 31, 2017
Liquefaction Supply Derivatives	$64	$(6)	$58
Liquefaction Supply Derivatives	(3)	—	(3)

NOTE 8—OTHER NON-CURRENT ASSETS

As of December 31, 2018 and 2017, other non-current assets, net consisted of the following (in millions):

	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$14	$26
Advances made to municipalities for water system enhancements	90	93
Advances and other asset conveyances to third parties to support LNG terminals	36	30
Tax-related payments and receivables	—	1
Information technology service assets	16	19
Other	2	—
Total other non-current assets, net	$158	$169

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2018 and 2017, accrued liabilities consisted of the following (in millions):

	December 31,
	2018	2017
Interest costs and related debt fees	$186	$230
Accrued natural gas purchases	518	298
Liquefaction Project costs	64	78
Total accrued liabilities	$768	$606

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 10—DEBT

As of December 31, 2018 and 2017, our debt consisted of the following (in millions):

	December 31,
	2018	2017
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(150)	(173)
Total long-term debt, net	13,500	13,477

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,500	$13,477

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2018 (in millions):

Years Ending December 31,	Principal Payments
2019	$—
2020	—
2021	2,000
2022	1,000
2023	1,500
Thereafter	9,150
Total	$13,650

Senior Notes

The terms of the 2021 Senior Notes, 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2028 Senior Notes (collectively with the 2037 Senior Notes, the “Senior Notes”) are governed by a common indenture (the “Indenture”) and the terms of the 2037 Senior Notes are governed by a separate indenture (the “2037 Senior Notes Indenture”). Both the Indenture and the 2037 Senior Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025. As of December 31, 2018, we were in compliance with all covenants related to the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Working Capital Facility

Below is a summary of our Working Capital Facility as of December 31, 2018 (in millions):

Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	425
Available commitment	$775

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020, with various terms for underlying loans

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (the “Working Capital Facility”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million.

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

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2018, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. As of December 31, 2018, we were in compliance with all covenants related to the Working Capital Facility. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of the membership interests in us on a pari passu basis with the Senior Notes.

Interest Expense

Total interest expense consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Total interest cost	$791	$779	$649
Capitalized interest	(202)	(285)	(463)
Total interest expense, net	$589	$494	$186

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,709	$13,235	$12,687	$13,955
2037 Senior Notes (2)	791	817	790	871

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
LNG revenues	$4,687	$2,615	$535
LNG revenues—affiliate	1,299	1,389	294
Total revenues from customers	5,986	4,004	829
Gains from derivative instruments (1)	140	20	4
Total revenues	$6,126	$4,024	$833

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenues on our Balance Sheets (in millions):

	Year Ended December 31,
	2018	2017
Deferred revenues, beginning of period	$84	$46
Cash received but not yet recognized	91	84
Revenue recognized from prior period deferral	(84)	(46)
Deferred revenues, end of period	$91	$84

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2018 and 2017 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.6	10	$55.7	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 57% and 58% of our LNG revenues were related to variable consideration received from customers during the years ended December 31, 2018 and 2017, respectively. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the years ended December 31, 2018 and 2017.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$1,299	$1,389	$294

Cost of sales—affiliate
Cargo loading fees under TUA	32	23	5
Fees under the Pre-commercial LNG Marketing Agreement	—	—	2
Total cost of sales—affiliate	32	23	7

Operating and maintenance expense—affiliate
TUA	256	190	61
Natural Gas Transportation Agreement	80	73	45
Services Agreements	87	65	22
LNG Site Sublease Agreement	—	1	1
Total operating and maintenance expense—affiliate	423	329	129

Development expense—affiliate
Services Agreements	—	—	1

General and administrative expense—affiliate
Services Agreements	50	58	68

LNG Terminal-Related Agreements

As of December 31, 2018 and 2017, we had $113 million and $163 million of accounts receivable—affiliate, respectively, under the agreements described below.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. We executed a confirmation with Cheniere Marketing that obligates Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) has control of, and is commissioning, Train 5 of the Liquefaction Project.

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

Services Agreements

As of December 31, 2018 and 2017, we had $210 million and $26 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, we conveyed to SPLNG $253 million of assets for the year ended December 31, 2016 which were recorded as non-cash distributions to affiliates. We did not convey any assets to SPLNG under this agreement during the years ended December 31, 2018 and 2017.

Contracts for Sale and Purchase of Natural Gas and LNG

We have agreements with SPLNG that allow us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under these agreements are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

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

NOTE 13—LEASES

During the years ended December 31, 2018, 2017 and 2016, we recognized rental expense for all operating leases of $5 million, $3 million and $2 million, respectively, related primarily to land sites for the Liquefaction Project. We have an agreement with SPLNG to sublease a portion of its Sabine Pass LNG terminal site for the Liquefaction Project. See Note 12—Related Party Transactions for additional information regarding this sublease agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments, excluding inflationary adjustments and payments to affiliates, are as follows (in millions):

Years ending December 31,	Operating Leases (1)
2019 through 2023	$2
Thereafter	7
Total	$9

(1)	Includes certain lease option renewals that are reasonably assured and payments for certain non-lease components.

NOTE 14—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2018, are not recognized as liabilities but require disclosures in our Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contract

We have lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 5 and Train 6 of the Liquefaction Project. The EPC contract prices for Train 5 of the Liquefaction Project and Train 6 of the Liquefaction Project are approximately $3.1 billion and $2.5 billion, respectively, reflecting amounts incurred under change orders through December 31, 2018, including estimated costs for an optional third marine berth.  We have the right to terminate the EPC contracts for our convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

Obligations under SPAs

We have third-party SPAs which obligate us to purchase and liquefy sufficient quantities of natural gas to deliver contracted volumes of LNG to the customers’ vessels, subject to completion of construction of specified Trains of the Liquefaction Project.

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

We have index-based physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The terms of these contracts range up to six years, some of which commence upon the satisfaction of certain conditions precedent. As of December 31, 2018, we have secured up to approximately 3,464 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the conditions precedent are met.

Additionally, we have transportation and storage service agreements for the Liquefaction Project. The initial term of the transportation agreements ranges up to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The terms of our storage service agreements range up to ten years.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2018, our obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2019	$2,465
2020	1,377
2021	1,010
2022	756
2023	641
Thereafter	1,652
Total	$7,901

(1)	Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on prices and basis spreads as of December 31, 2018.

Obligations under LNG TUAs

We have a TUA with SPLNG pursuant to which we have reserved approximately 2.0 Bcf/d of regasification capacity. See Note 12—Related Party Transactions for additional information regarding this TUA.

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

Services Agreements

We have certain services agreements with affiliates. See Note 12—Related Party Transactions for information regarding such agreements.

State Tax Sharing Agreement

We have a state tax sharing agreement with Cheniere. See Note 12—Related Party Transactions for additional information regarding this agreement.

Other Commitments

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 13—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2018, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 15—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable from External Customers
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Customer A	30%	43%	77%	35%	39%
Customer B	23%	30%	*	23%	32%
Customer C	24%	25%	—%	30%	27%
Customer D	20%	—%	—%	*	—%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2018	2017	2016
United States	$1,580	$1,161	$414
South Korea	1,168	666	—
Ireland	1,098	787	63
India	981	—	23
Other countries	—	21	39
Total	$4,827	$2,635	$539

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$604	$438	$75
Non-cash distributions to affiliates for conveyance of assets	—	—	253

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $256 million, $268 million and $263 million, as of December 31, 2018, 2017 and 2016, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 17—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of December 31, 2018:

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
January 1, 2019
We will adopt this standard on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. The adoption of the standard will not have a material impact on our Financial Statements but will result in additional disclosures including the significant judgments and assumptions used in applying the standard.

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported Financial Statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 11—Revenues from Contracts with Customers for additional disclosures.

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

SABINE PASS LIQUEFACTION, LLC
SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018:
Revenues	$1,518	$1,333	$1,454	$1,821
Income from operations	391	339	384	406
Net income	242	193	243	266

Year ended December 31, 2017:
Revenues	$823	$925	$834	$1,442
Income from operations	145	105	109	422
Net income (loss)	(4)	(20)	(12)	286

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Financial Statements on page 34 and is incorporated herein by reference.

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2018 and 2017. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2018 and 2017 (in millions):

	Fiscal 2018	Fiscal 2017
Audit Fees	$2	$2

Audit Fees—Audit fees for 2018 and 2017 include fees associated with the audit of our annual Financial Statements, reviews of our interim Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2018 and 2017.

Tax Fees—There were no tax fees in 2018 and 2017.

Other Fees—There were no other fees in 2018 and 2017.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of Cheniere Partners has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2018 and 2017.

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
10.19
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.20
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.21
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.22
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.23
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.24
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016 and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.25
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.26
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 9, 2017)

Exhibit No.	Description
10.27
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00022 OSHA Handrail and Guardrail Modifications, dated October 24, 2017, (ii) the Change Order CO-00023 Operating Spare Part Provisional Sum Closeout, dated October 31, 2017 and (iii) the Change Order CO-00024, dated November 28, 2017 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 21, 2018)

10.28
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00025 BOG and LNG Rundown, dated January 19, 2018, (ii) the Change Order CO-00026 Design Analysis of Existing East & West Jetty Piping and Structure for Simultaneous Loading, dated February 1, 2018, (iii) the Change Order CO-00027 Performance and Attendance Bonus (PAB) Transfer from Stage 2, dated February 1, 2018, and (iv) the Change Order CO-00028 Existing Jetty Structural Steel Supply, dated February 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 4, 2018)

10.29
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00029 Existing Jetty Structural Steel Analysis – Tanks 104 & 105, dated March 28, 2018, (ii) the Change Order CO-00030 Train 5 JT Valve PV-16002 Internals Modification, Eaton Switchgear Bus Repairs & Inspection Isometrics, dated April 18, 2018, (iii) the Change Order CO-00031 Blind and Spacer Set for Feed Gas Header, dated April 18, 2018 and (iv) the Change Order CO-00032 Additional GTG Testing, dated April 18, 2018 (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Registration Statement on S-4 (SEC File No. 333-225684), filed on June 15, 2018)

10.30
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 System Inspection Isometrics, dated May 24, 2018, (ii) the Change Order CO-00034 Site Evacuation, dated May 31, 2018, (iii) the Change Order CO-00035 Stage 3 - Existing & Stages 1 and 2 Liquefaction Facility Labor Provisional Sum True-Up, dated June 7, 2018 and (iv) the Change Order CO-00036 General Electric, Instrument and Valve Spares, dated June 7, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2018)

10.31*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between the Company and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00037 Soils Preparation Provisional Sum Closeout, dated November 29, 2018

10.32
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on November 9, 2018)

10.33
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between the Company and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.34
Letter Agreement, dated May 28, 2013, by and between the Company and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.35
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among the Company, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.36
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among the Company, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.37
Administrative Amendment to the Second Amended and Restated Common Terms Agreement, dated as of December 31, 2015, among the Company, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (File No. 001-33366), filed on May 5, 2016)

Exhibit No.	Description
10.38
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among the Company, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.39
Third Omnibus Amendment, dated as of May 23, 2018 to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among the Company, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, and each other party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among the Company, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.40
Fourth Omnibus Amendment, dated as of September 17, 2018, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among the Company, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among the Company, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 8, 2018)

10.41
Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-192373), filed on November 15, 2013)

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

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Shanda	Manager and President	February 25, 2019
Doug Shanda

/s/ Michael J. Wortley	Manager and Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Leonard Travis

/s/ John-Paul Munfa	Manager	February 25, 2019
John-Paul Munfa