Form 10-Q
period 2019-03-31
Sabine Pass Liquefaction, LLC
filed 2019-05-09
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Trading Symbol: Not applicable
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	621	756
Accounts and other receivables	205	346
Accounts receivable—affiliate	112	113
Advances to affiliate	296	210
Inventory	96	87
Other current assets	42	24
Other current assets—affiliate	21	21
Total current assets	1,393	1,557

Property, plant and equipment, net	13,446	13,209
Debt issuance costs, net	10	12
Non-current derivative assets	36	31
Other non-current assets, net	157	158
Total assets	$15,042	$14,967

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$26	$11
Accrued liabilities	624	768
Due to affiliates	51	48
Deferred revenue	84	91
Derivative liabilities	10	66
Total current liabilities	795	984

Long-term debt, net	13,506	13,500
Non-current derivative liabilities	10	14
Other non-current liabilities	7	3
Other non-current liabilities—affiliate	17	—

Member’s equity	707	466
Total liabilities and member’s equity	$15,042	$14,967

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
LNG revenues	$1,367	$1,015
LNG revenues—affiliate	305	503
Total revenues	1,672	1,518

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	879	838
Cost of sales—affiliate	9	8
Operating and maintenance expense	110	78
Operating and maintenance expense—affiliate	107	103
General and administrative expense	1	2
General and administrative expense—affiliate	15	12
Depreciation and amortization expense	96	86
Impairment expense and loss on disposal of assets	2	—
Total operating costs and expenses	1,219	1,127

Income from operations	453	391

Other income (expense)
Interest expense, net of capitalized interest	(150)	(151)
Other income	5	2
Total other expense	(145)	(149)

Net income	$308	$242

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2019
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2018	$466	$466
Capital contributions	164	164
Distributions	(231)	(231)
Net income	308	308
Balance at March 31, 2019	$707	$707

Three Months Ended March 31, 2018		Total Member’s Equity (Deficit)
	Sabine Pass LNG-LP, LLC
Balance at December 31, 2017	$(38)	$(38)
Net income	242	242
Balance at March 31, 2018	$204	$204

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$308	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96	86
Amortization of debt issuance costs, deferred commitment fees, premium and discount	6	5
Total losses (gains) on derivatives, net	(77)	50
Net cash used for settlement of derivative instruments	5	(5)
Impairment expense and loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts and other receivables	106	(49)
Accounts receivable—affiliate	1	48
Advances to affiliate	(24)	(60)
Inventory	(9)	12
Accounts payable and accrued liabilities	(182)	(94)
Due to affiliates	(7)	(17)
Deferred revenue	(7)	(15)
Other, net	(5)	3
Net cash provided by operating activities	213	206

Cash flows from investing activities
Property, plant and equipment, net	(280)	(189)
Other	(1)	—
Net cash used in investing activities	(281)	(189)

Cash flows from financing activities
Capital contributions	164	—
Distributions	(231)	—
Net cash used in financing activities	(67)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(135)	17
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$621	$561

Balances per Balance Sheet:

March 31,
2019
Cash and cash equivalents	$—
Restricted cash	621
Total cash, cash equivalents and restricted cash	$621

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were formed by Cheniere Partners to develop, construct and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 5 are operational and early works have begun for Train 6 under limited notices to proceed ahead of an anticipated positive final investment decision.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2018.

Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income reported on our Statements of Income, is able to be included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

Recent Accounting Standards

We adopted ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The adoption of the standard did not materially impact our Financial Statements. Upon adoption of the standard we recorded right-of-use assets of $20 million in other non-current assets, net, and lease liabilities of $4 million in other non-current liabilities and $16 million in other non-current liabilities—affiliate.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of March 31, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$621	$756

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Trade receivable	$187	$330
Other accounts receivable	18	16
Total accounts and other receivables	$205	$346

NOTE 4—INVENTORY

As of March 31, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Natural gas	$10	$28
LNG	24	6
Materials and other	62	53
Total inventory	$96	$87

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
LNG terminal costs
LNG terminal	$13,978	$10,004
LNG terminal construction-in-process	222	3,866
Accumulated depreciation	(761)	(667)
Total LNG terminal costs, net	13,439	13,203
Fixed assets
Fixed assets	15	14
Accumulated depreciation	(8)	(8)
Total fixed assets, net	7	6
Property, plant and equipment, net	$13,446	$13,209

Depreciation expense was $94 million and $84 million during the three months ended March 31, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Statements of Income to the extent not utilized for the commissioning process.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$2	$(2)	$29	$29	$5	$(23)	$(25)	$(43)

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2019. See Note 7—Derivative Instruments of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information.

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available and other relevant data.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$29	Market approach incorporating present value techniques	Basis Spread	$(0.350) - $0.082

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	9	(13)
Purchases and settlements:
Purchases	—	3
Settlements	45	(23)
Balance, end of period	$29	$10
Change in unrealized gains (losses) relating to instruments still held at end of period	$9	$(13)

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
Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The terms of the physical natural gas supply contracts range up to five years, some of which commence upon the satisfaction of certain conditions precedent.

We had secured up to approximately 3,542 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,087 TBtu and 2,978 TBtu as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	March 31, 2019	December 31, 2018
Other current assets	$13	$6
Non-current derivative assets	36	31
Total derivative assets	49	37

Derivative liabilities	(10)	(66)
Non-current derivative liabilities	(10)	(14)
Total derivative liabilities	(20)	(80)

Derivative asset (liability), net	$29	$(43)

(1)	Does not include collateral calls of $1 million for such contracts, which are included in other current assets in our Balance Sheets as of both March 31, 2019 and December 31, 2018.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Statements of Income during the three months ended March 31, 2019 and 2018 (in millions):

		Three Months Ended March 31,
	Statement of Income Location (1)	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$1	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	76	(50)

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(22)	2	(20)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$90	$90
Advances and other asset conveyances to third parties to support LNG terminals	36	36
Operating lease assets	20	—
Information technology service assets	9	16
Advances made under EPC and non-EPC contracts	1	14
Other	1	2
Total other non-current assets, net	$157	$158

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Interest costs and related debt fees	$143	$186
Accrued natural gas purchases	325	518
Liquefaction Project costs	155	64
Other accrued liabilities	1	—
Total accrued liabilities	$624	$768

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—DEBT

As of March 31, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(144)	(150)
Total long-term debt, net	13,506	13,500

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,506	$13,500

Working Capital Facility

Below is a summary of our Working Capital Facility as of March 31, 2019 (in millions):

Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	421
Available commitment	$779

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020

Restrictive Debt Covenants

As of March 31, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Total interest cost	$197	$198
Capitalized interest	(47)	(47)
Total interest expense, net	$150	$151

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,715	$13,758	$12,709	$13,235
2037 Senior Notes (2)	791	858	791	817

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
LNG revenues	$1,366	$1,015
LNG revenues—affiliate	305	503
Total revenues from customers	1,671	1,518
Gains from derivative instruments	1	—
Total revenues	$1,672	$1,518

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenues on our Balance Sheets (in millions):

Three Months Ended March 31, 2019
Deferred revenues, beginning of period	$91
Cash received but not yet recognized	84
Revenue recognized from prior period deferral	(91)
Deferred revenues, end of period	$84

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.1	10	$53.6	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 58% and 56% of our LNG revenues were related to variable consideration received from customers during the three months ended March 31, 2019 and 2018, respectively. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three months ended March 31, 2019 and 2018.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
LNG revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Master SPA	$305	$503

Cost of sales—affiliate
Cargo loading fees under TUA	9	8

Operating and maintenance expense—affiliate
TUA	64	64
Natural Gas Transportation Agreement	19	20
Services Agreements	24	19
Total operating and maintenance expense—affiliate	107	103

General and administrative expense—affiliate
Services Agreements	15	12

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Terminal-Related Agreements

As of March 31, 2019 and December 31, 2018, we had $112 million and $113 million of accounts receivable—affiliate, respectively, under the agreements described below.

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

Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. We executed a confirmation with Cheniere Marketing that obligated Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. had control of, and was commissioning, Train 5 of the Liquefaction Project.

Natural Gas Transportation Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have a transportation precedent agreement and a negotiated rate agreement to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements have a primary term of 20 years from commercial operation of Train 2 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise.

Services Agreements

As of March 31, 2019 and December 31, 2018, we had $296 million and $210 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

LNG Site Sublease Agreement

We have agreements with SPLNG to sublease a portion of the Sabine Pass LNG terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million. The initial terms of the subleases expire on December 31, 2034, with options to renew for multiple periods of 10 years with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreements.

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three months ended March 31, 2019 and 2018.

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

			Percentage of Accounts Receivable from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
Customer A	33%	34%	35%	35%
Customer B	20%	27%	22%	23%
Customer C	20%	27%	24%	30%
Customer D	24%	11%	10%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$186	$230

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $320 million and $189 million, as of March 31, 2019 and 2018, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Business

We were formed by Cheniere Partners to develop, construct and operate natural gas liquefaction facilities in Cameron Parish, Louisiana (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. We plan to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 5 are operational and early works have begun for Train 6 under limited notices to proceed ahead of an anticipated positive final investment decision (“FID”). Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train, and run rate adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG per Train.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Operational

•	As of April 30, 2019, over 630 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project, with deliveries to 31 countries and regions worldwide.

•	In March 2019, we achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.
Financial

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2019 and December 31, 2018 (in millions):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	621	756
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	779	775

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Liquefaction Facilities

We are developing, constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively.

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2019, we had secured up to approximately 3,542 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended March 31, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $64 million in each period for the TUA Fees and cost of sales—affiliate of $9 million and $8 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended March 31, 2019 and 2018, we recorded $7.5 million as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 5 of the Liquefaction Project. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2019 and December 31, 2018 (in millions):

	March 31,	December 31,
	2019	2018
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	421	425
Available commitments under Working Capital Facility	779	775
Total capital resources from borrowings and available commitments	$14,850	$14,850

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

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

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

Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. As of March 31, 2019, we were in compliance with all covenants related to the Senior Notes. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2019 and December 31, 2018, we had $779 million and $775 million of available commitments and $421 million and $425 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any amounts outstanding under the Working Capital Facility as of both March 31, 2019 and December 31, 2018.

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

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. As of March 31, 2019, we were in compliance with all covenants related to the Working Capital Facility. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of our membership interests on a pari passu basis with the Senior Notes.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2019	2018
Operating cash flows	$213	$206
Investing cash flows	(281)	(189)
Financing cash flows	(67)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(135)	17
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$621	$561

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2019 and 2018 were $213 million and $206 million, respectively. The $7 million increase in operating cash inflows in 2019 compared to 2018 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the three months ended March 31, 2019 and 2018, Train 5 was operational for approximately a month during the three months ended March 31, 2019.

Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2019 and 2018 were $281 million and $189 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the three months ended March 31, 2019 were $67 million, as a result of:

•	$164 million of equity contributions from Cheniere Partners; and

•	$231 million of distributions to Cheniere Partners.
There were no financing cash flows during the three months ended March 31, 2018.

Results of Operations

Our net income was $308 million in the three months ended March 31, 2019, compared to $242 million in the three months ended March 31, 2018. This $66 million increase in net income was primarily a result of increased income from operations due to an additional Train partially operating in the three months ended March 31, 2019 following substantial completion of Train 5 of the Liquefaction Project in March 2019.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2019	2018	Change
LNG revenues	$1,367	$1,015	$352
LNG revenues—affiliate	305	503	(198)
Total revenues	$1,672	$1,518	$154

LNG volumes recognized as revenues (in TBtu)	263	241	22

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the three months ended March 31, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately one month during the three months ended March 31, 2019. The increase in revenues during the three months ended March 31, 2019 from the comparable period in 2018 was primarily attributable to the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG that related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

Also included in LNG revenues are gains from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended March 31, 2019 and 2018, we realized $45 million and $23 million, respectively, of gains from these transactions and other revenues.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Cost of sales	$879	$838	$41
Cost of sales—affiliate	9	8	1
Operating and maintenance expense	110	78	32
Operating and maintenance expense—affiliate	107	103	4
General and administrative expense	1	2	(1)
General and administrative expense—affiliate	15	12	3
Depreciation and amortization expense	96	86	10
Impairment expense and loss on disposal of assets	2	—	2
Total operating costs and expenses	$1,219	$1,127	$92

Our total operating costs and expenses increased during the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily as a result of the increase in operating Trains between each of the periods and third-party service and maintenance costs from increased maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2019 from the three months ended March 31, 2018 due to increased volumes of natural gas feedstock related to our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, as well as increased pricing of natural gas feedstock. Partially offsetting the increase in cost of natural gas feedstock was an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily related to: (1) increased maintenance and related activities at the Liquefaction Project and (2) increased natural gas transportation and storage capacity demand charges paid to CTPL and third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes TUA reservation charges paid to SPLNG, payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2019 from the three months ended March 31, 2018 as a result of Train 5 of the Liquefaction Project becoming operational, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Interest expense, net of capitalized interest	$150	$151	$(1)
Other income	(5)	(2)	(3)
Total other expense	$145	$149	$(4)

Interest expense, net of capitalized interest during the three months ended March 31, 2019 was comparable to interest expense, net of capitalized interest during the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, we incurred $197 million and $198 million of total interest cost, respectively, of which we capitalized $47 million in each period, primarily for the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Financial Statements.

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

	March 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$29	$1	$(43)	$7

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 5.	OTHER INFORMATION

On May 3, 2019, we and Cheniere Marketing entered into an amendment to the base SPA to remove certain conditions related to the sale of LNG from Trains 5 and 6 of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the base SPA can be sold by us to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.

On May 3, 2019, we and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between the Company and Cheniere Marketing International LLP
10.2*
Letter Agreement regarding the Base SPA, dated May 3, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date:	May 8, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 8, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)