Form 10-Q
period 2019-06-30
Sabine Pass Liquefaction, LLC
filed 2019-08-08
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-192373
Sabine Pass Liquefaction, LLC
(Exact name of registrant as specified in its charter)

Delaware			27-3235920
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

700 Milam Street	,	Suite 1900
Houston	,	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 375-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	596	756
Accounts and other receivables	240	346
Accounts receivable—affiliate	166	113
Advances to affiliate	206	210
Inventory	91	87
Derivative assets	17	6
Other current assets	54	18
Other current assets—affiliate	21	21
Total current assets	1,391	1,557

Property, plant and equipment, net	13,722	13,209
Debt issuance costs, net	9	12
Non-current derivative assets	37	31
Other non-current assets, net	153	158
Total assets	$15,312	$14,967

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$67	$11
Accrued liabilities	1,011	768
Due to affiliates	44	48
Deferred revenue	101	91
Derivative liabilities	8	66
Total current liabilities	1,231	984

Long-term debt, net	13,512	13,500
Non-current derivative liabilities	12	14
Other non-current liabilities	7	3
Other non-current liabilities—affiliate	16	—

Member’s equity	534	466
Total liabilities and member’s equity	$15,312	$14,967

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$1,171	$1,155	$2,538	$2,170
LNG revenues—affiliate	455	178	760	681
Total revenues	1,626	1,333	3,298	2,851

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	880	695	1,759	1,533
Cost of sales—affiliate	9	7	18	15
Operating and maintenance expense	138	84	248	162
Operating and maintenance expense—affiliate	115	107	222	210
Development expense	—	1	—	1
General and administrative expense	2	1	3	3
General and administrative expense—affiliate	21	12	36	24
Depreciation and amortization expense	118	87	214	173
Impairment expense and loss on disposal of assets	3	—	5	—
Total operating costs and expenses	1,286	994	2,505	2,121

Income from operations	340	339	793	730

Other income (expense)
Interest expense, net of capitalized interest	(191)	(148)	(341)	(299)
Other income	1	2	6	4
Total other expense	(190)	(146)	(335)	(295)

Net income	$150	$193	$458	$435

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2019
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2018	$466	$466
Capital contributions	164	164
Distributions	(231)	(231)
Net income	308	308
Balance at March 31, 2019	707	707
Capital contributions	642	642
Distributions	(965)	(965)
Net income	150	150
Balance at June 30, 2019	$534	$534

Three and Six Months Ended June 30, 2018		Total Member’s Equity (Deficit)
	Sabine Pass LNG-LP, LLC
Balance at December 31, 2017	$(38)	$(38)
Net income	242	242
Balance at March 31, 2018	204	204
Capital contributions	25	25
Net income	193	193
Balance at June 30, 2018	$422	$422

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$458	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	214	173
Amortization of debt issuance costs, deferred commitment fees, premium and discount	13	11
Total losses (gains) on derivatives, net	(84)	52
Net cash provided by (used for) settlement of derivative instruments	7	(6)
Impairment expense and loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts and other receivables	71	(47)
Accounts receivable—affiliate	(53)	142
Advances to affiliate	(29)	(70)
Inventory	(3)	9
Accounts payable and accrued liabilities	(135)	(62)
Due to affiliates	3	(10)
Deferred revenue	9	(11)
Other, net	(26)	(12)
Net cash provided by operating activities	450	604

Cash flows from investing activities
Property, plant and equipment, net	(567)	(327)
Other	(1)	—
Net cash used in investing activities	(568)	(327)

Cash flows from financing activities
Capital contributions	806	25
Distributions	(848)	—
Net cash provided by (used in) financing activities	(42)	25

Net increase (decrease) in cash, cash equivalents and restricted cash	(160)	302
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$596	$846

Balances per Balance Sheet:

June 30, 2019
Cash and cash equivalents	$—
Restricted cash	596
Total cash, cash equivalents and restricted cash	$596

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are in various stages of constructing and operating six natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being constructed and operated at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually and legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of June 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$596	$756

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Trade receivable	$234	$330
Other accounts receivable	6	16
Total accounts and other receivables	$240	$346

NOTE 4—INVENTORY

As of June 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Natural gas	$15	$28
LNG	9	6
Materials and other	67	53
Total inventory	$91	$87

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal	$13,644	$10,004
LNG terminal construction-in-process	947	3,866
Accumulated depreciation	(875)	(667)
Total LNG terminal costs, net	13,716	13,203
Fixed assets
Fixed assets	16	14
Accumulated depreciation	(10)	(8)
Total fixed assets, net	6	6
Property, plant and equipment, net	$13,722	$13,209

Depreciation expense was $118 million and $85 million during the three months ended June 30, 2019 and 2018, respectively, and $212 million and $169 million during the six months ended June 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million during the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$1	$(1)	$34	$34	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$34	Market approach incorporating present value techniques	Henry Hub Basis Spread	$(0.350) - $0.056

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$29	$10	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	3	(1)	16	(13)
Purchases and settlements:
Purchases	1	6	—	6
Settlements	1	(4)	43	(25)
Balance, end of period	$34	$11	$34	$11
Change in unrealized gains (losses) relating to instruments still held at end of period	$3	$(1)	$16	$(13)

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.
Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The terms of the physical natural gas supply contracts range up to five years, some of which commence upon the satisfaction of certain conditions precedent.

We had secured up to approximately 3,437 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,122 TBtu and 2,978 TBtu as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative assets	$17	$6
Non-current derivative assets	37	31
Total derivative assets	54	37

Derivative liabilities	(8)	(66)
Non-current derivative liabilities	(12)	(14)
Total derivative liabilities	(20)	(80)

Derivative asset (liability), net	$34	$(43)

(1)
Does not include collateral calls of $2 million and $1 million for such contracts, which are included in other current assets in our Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Statements of Income during the three and six months ended June 30, 2019 and 2018 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Income Location (1)	2019	2018	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$—	$—	$1	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	7	(2)	83	(52)

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2019
Liquefaction Supply Derivatives	$56	$(2)	$54
Liquefaction Supply Derivatives	(21)	1	(20)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$89	$90
Advances and other asset conveyances to third parties to support LNG terminals	36	36
Operating lease assets	21	—
Information technology service assets	7	16
Advances made under EPC and non-EPC contracts	—	14
Other	—	2
Total other non-current assets, net	$153	$158

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Interest costs and related debt fees	$230	$186
Accrued natural gas purchases	310	518
Liquefaction Project costs	469	64
Other accrued liabilities	2	—
Total accrued liabilities	$1,011	$768

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—DEBT

As of June 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(138)	(150)
Total long-term debt, net	13,512	13,500

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,512	$13,500

Working Capital Facility

Below is a summary of our Working Capital Facility as of June 30, 2019 (in millions):

Working Capital Facility (1)
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	415
Available commitment	$785

Interest rate on outstanding balance	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020

(1)
The Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. All terms of the Working Capital Facility substantially remained unchanged.

Restrictive Debt Covenants

As of June 30, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total interest cost	$198	$198	$395	$396
Capitalized interest	(7)	(50)	(54)	(97)
Total interest expense, net	$191	$148	$341	$299

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,721	$14,041	$12,709	$13,235
2037 Senior Notes (2)	791	912	791	817

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues	$1,171	$1,155	$2,537	$2,170
LNG revenues—affiliate	455	178	760	681
Total revenues from customers	1,626	1,333	3,297	2,851
Net derivative gains (1)	—	—	1	—
Total revenues	$1,626	$1,333	$3,298	$2,851

(1)	See Note 6—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenues on our Balance Sheets (in millions):

Six Months Ended June 30, 2019
Deferred revenues, beginning of period	$91
Cash received but not yet recognized	101
Revenue recognized from prior period deferral	(91)
Deferred revenues, end of period	$101

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$56.3	10	$53.6	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement anticipated to be assigned to SPL from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 53% and 55% of our LNG revenues during the three months ended June 30, 2019 and 2018, respectively, and approximately 55% of our LNG revenues during each of the six months ended June 30, 2019 and 2018, were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three and six months ended June 30, 2019 and 2018.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$455	$178	$760	$681

Cost of sales—affiliate
Cargo loading fees under TUA	9	7	18	15

Operating and maintenance expense—affiliate
TUA	67	64	131	128
Natural Gas Transportation Agreement	21	21	40	41
Services Agreements	27	22	51	41
Total operating and maintenance expense—affiliate	115	107	222	210

General and administrative expense—affiliate
Services Agreements	21	12	36	24

As of June 30, 2019 and December 31, 2018, we had $166 million and $113 million of accounts receivable—affiliate, respectively, under the agreements described below.

Terminal Use Agreement

We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2.0 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036.

Cheniere Partners has guaranteed our obligations under our TUA. Cargo loading fees incurred under the TUA are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is based on our share of the commercial LNG storage capacity at the Sabine Pass LNG terminal.

Cheniere Marketing Agreements

Cheniere Marketing SPA

Cheniere Marketing has an SPA (“Base SPA”) with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

In May 2019, we and Cheniere Marketing entered into an amendment to the Base SPA to remove certain conditions related to the sale of LNG from Trains 5 and 6 of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the Base SPA can be sold by us to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.

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

Cheniere Marketing Letter Agreement

In May 2019, we and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

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

Services Agreements

As of June 30, 2019 and December 31, 2018, we had $206 million and $210 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $348 million in assets to SPLNG under this agreement during the three and six months ended June 30, 2019. We did not convey any assets to SPLNG under this agreement during the three and six months ended June 30, 2018.

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	32%	28%	32%	31%	19%	35%
Customer B	21%	23%	21%	25%	26%	23%
Customer C	21%	24%	20%	25%	26%	30%
Customer D	24%	21%	24%	16%	26%	*

* Less than 10%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$282	$285
Non-cash distributions to affiliates for conveyance of assets	348	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $683 million and $249 million, as of June 30, 2019 and 2018, respectively.

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

Overview of Business

We are in various stages of constructing and operating six natural gas liquefaction facilities (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being constructed and operated at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2019, the board of directors of the general partner of Cheniere Partners made a positive final investment decision with respect to Train 6 of the Liquefaction Project and issued a full notice to proceed with construction to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) in June 2019.

Operational

•	As of July 31, 2019, approximately 725 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, we achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.
Financial

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	596	756
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	785	775

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the Liquefaction Project as of June 30, 2019:

Train 6
Overall project completion percentage	32.4%
Completion percentage of:
Engineering	74.1%
Procurement	48.2%
Subcontract work	30.7%
Construction	2.1%
Date of expected substantial completion	1H 2023

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

Customers

We have entered into fixed price SPAs generally with terms of at least 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project, including an agreement anticipated to be assigned from Cheniere Marketing, to make available an aggregate amount of LNG that is between approximately 75% to 85% of the expected aggregate adjusted nominal production capacity from these Trains. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has agreements with us to purchase up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu and, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2019, we had secured up to approximately 3,437 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended June 30, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $67 million and $64 million, respectively, for the TUA Fees and cost of sales—affiliate of $9 million and $7 million, respectively, for cargo loading services incurred under the TUA. During the six months ended June 30, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $131 million and $128 million, respectively, for the TUA Fees and cost of sales—affiliate of $18 million and $15 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2019 and 2018, we recorded $32 million and $7.5 million, respectively, and during the six months ended June 30, 2019 and 2018, we recorded $40 million and $15.0 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility and cash flows from operations, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the six months ended June 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and three and six months ended June 30, 2018.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	415	425
Available commitments under Working Capital Facility	785	775
Total capital resources from borrowings and available commitments	$14,850	$14,850

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

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit on our behalf, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2019 and December 31, 2018, we had $785 million and $775 million of available commitments and $415 million and $425 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any amounts outstanding under the Working Capital Facility as of both June 30, 2019 and December 31, 2018.

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

Restrictive Debt Covenants

As of June 30, 2019, we were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2019	2018
Operating cash flows	$450	$604
Investing cash flows	(568)	(327)
Financing cash flows	(42)	25

Net increase (decrease) in cash, cash equivalents and restricted cash	(160)	302
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$596	$846

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2019 and 2018 were $450 million and $604 million, respectively. The $154 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 was operational for approximately a month during the six months ended June 30, 2019.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2019 and 2018 were $568 million and $327 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the six months ended June 30, 2019 were $42 million, as a result of:

•	$806 million of equity contributions from Cheniere Partners; and

•	$848 million of distributions to Cheniere Partners.

Financing cash inflows during the six months ended June 30, 2018 were $25 million as a result of equity contributions from Cheniere Partners.

Results of Operations

Our net income was $150 million in the three months ended June 30, 2019, compared to $193 million in the three months ended June 30, 2018. This $43 million decrease in net income was primarily a result of increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized as Train 5 of the Liquefaction Project completed construction in March 2019.

Our net income was $458 million in the six months ended June 30, 2019, compared to $435 million in the six months ended June 30, 2018. This $23 million increase in net income was primarily a result of increased income from operations due to an additional Train in operation in the six months ended June 30, 2019. This increase was partially offset by increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized for Train 5 of the Liquefaction Project.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Financial Statements. In some cases, the underlying transactions economically hedged receive accrual accounting treatment, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$1,171	$1,155	$16	$2,538	$2,170	$368
LNG revenues—affiliate	455	178	277	760	681	79
Total revenues	$1,626	$1,333	$293	$3,298	$2,851	$447

LNG volumes recognized as revenues (in TBtu)	305	222	83	568	463	105

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately four months during the six months ended June 30, 2019. The increase in revenues during the three and six months ended June 30, 2019 from the comparable periods in 2018 was primarily attributable to the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG in the six months ended June 30, 2019 that related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

Also included in LNG revenues are gains from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended June 30, 2019 and 2018, we realized $34 million and $37 million, respectively of gains from these transactions and other revenues. During the six months ended June 30, 2019 and 2018, we realized $79 million and $60 million, respectively, of gains from these transactions and other revenues.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$880	$695	$185	$1,759	$1,533	$226
Cost of sales—affiliate	9	7	2	18	15	3
Operating and maintenance expense	138	84	54	248	162	86
Operating and maintenance expense—affiliate	115	107	8	222	210	12
Development expense	—	1	(1)	—	1	(1)
General and administrative expense	2	1	1	3	3	—
General and administrative expense—affiliate	21	12	9	36	24	12
Depreciation and amortization expense	118	87	31	214	173	41
Impairment expense and loss on disposal of assets	3	—	3	5	—	5
Total operating costs and expenses	$1,286	$994	$292	$2,505	$2,121	$384

Our total operating costs and expenses increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, primarily as a result of the increase in operating Trains between each of the periods, increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement and increased third-party service and maintenance costs from additional maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 due to increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased pricing of natural gas feedstock between the quarterly periods. Partially offsetting the increase in cost of natural gas feedstock was an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 was primarily related to: (1) increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, (2) increased cost of maintenance and related activities at the Liquefaction Project and (3) increased natural gas transportation and storage capacity demand charges paid to CTPL and third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 as a result of Train 5 of the Liquefaction Project becoming operational, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$191	$148	$43	$341	$299	$42
Other income	(1)	(2)	1	(6)	(4)	(2)
Total other expense	$190	$146	$44	$335	$295	$40

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as an additional Train of the Liquefaction Project completed construction between the periods. For the three months ended June 30, 2019 and 2018, we incurred $198 million and $198 million of total interest cost, respectively, of which we capitalized $7 million and $50 million, respectively, primarily for the construction of the Liquefaction Project. For the six months ended June 30, 2019 and 2018, we incurred $395 million and $396 million of total interest cost, respectively, of which we capitalized $54 million and $97 million, respectively, primarily for the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$34	$1	$(43)	$7

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to returning the tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated September 4, 2015, as amended by (a) Third Omnibus Amendment, dated as of May 23, 2018; (b) Fourth Omnibus Amendment, dated as of September 17, 2018; and (c) Fifth Omnibus Amendment, Consent and Waiver, dated as of May 29, 2019, among the Company, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00045 Letter of Credit Reduction and Extension, dated June 7, 2019

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date:	August 7, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)