Form 10-Q
period 2019-09-30
Sabine Pass Liquefaction, LLC
filed 2019-11-01
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	185	756
Accounts and other receivables	274	346
Accounts receivable—affiliate	66	113
Advances to affiliate	154	210
Inventory	90	87
Derivative assets	8	6
Other current assets	52	18
Other current assets—affiliate	22	21
Total current assets	851	1,557

Property, plant and equipment, net	13,831	13,209
Debt issuance costs, net	7	12
Non-current derivative assets	29	31
Other non-current assets, net	153	158
Total assets	$14,871	$14,967

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$12	$11
Accrued liabilities	544	768
Due to affiliates	45	48
Deferred revenue	148	91
Derivative liabilities	29	66
Total current liabilities	778	984

Long-term debt, net	13,518	13,500
Non-current derivative liabilities	32	14
Other non-current liabilities	6	3
Other non-current liabilities—affiliate	16	—

Member’s equity	521	466
Total liabilities and member’s equity	$14,871	$14,967

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$1,140	$1,249	$3,678	$3,419
LNG revenues—affiliate	257	205	1,017	886
Total revenues	1,397	1,454	4,695	4,305

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	742	758	2,501	2,291
Cost of sales—affiliate	17	8	35	23
Operating and maintenance expense	150	96	398	258
Operating and maintenance expense—affiliate	113	107	335	317
Development expense	—	—	—	1
General and administrative expense	1	1	4	4
General and administrative expense—affiliate	28	12	64	36
Depreciation and amortization expense	117	88	331	261
Impairment expense and loss on disposal of assets	1	—	6	—
Total operating costs and expenses	1,169	1,070	3,674	3,191

Income from operations	228	384	1,021	1,114

Other income (expense)
Interest expense, net of capitalized interest	(183)	(146)	(524)	(445)
Other income	3	5	9	9
Total other expense	(180)	(141)	(515)	(436)

Net income	$48	$243	$506	$678

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2019
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2018	$466	$466
Capital contributions	164	164
Distributions	(231)	(231)
Net income	308	308
Balance at March 31, 2019	707	707
Capital contributions	642	642
Distributions	(965)	(965)
Net income	150	150
Balance at June 30, 2019	534	534
Capital contributions	143	143
Distributions	(204)	(204)
Net income	48	48
Balance at September 30, 2019	$521	$521

Three and Nine Months Ended September 30, 2018		Total Member’s Equity (Deficit)
	Sabine Pass LNG-LP, LLC
Balance at December 31, 2017	$(38)	$(38)
Net income	242	242
Balance at March 31, 2018	204	204
Capital contributions	25	25
Net income	193	193
Balance at June 30, 2018	422	422
Capital contributions	56	56
Distributions	(350)	(350)
Net income	243	243
Balance at September 30, 2018	$371	$371

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$506	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	331	261
Amortization of debt issuance costs, deferred commitment fees, premium and discount	20	16
Total losses (gains) on derivatives, net	(30)	42
Net cash provided by (used for) settlement of derivative instruments	11	(6)
Impairment expense and loss on disposal of assets	6	—
Changes in operating assets and liabilities:
Accounts and other receivables	37	(33)
Accounts receivable—affiliate	47	141
Advances to affiliate	(43)	(75)
Inventory	(2)	7
Accounts payable and accrued liabilities	(261)	(106)
Due to affiliates	4	(3)
Deferred revenue	56	11
Other, net	(26)	(5)
Net cash provided by operating activities	656	928

Cash flows from investing activities
Property, plant and equipment, net	(1,123)	(554)
Other	(1)	—
Net cash used in investing activities	(1,124)	(554)

Cash flows from financing activities
Capital contributions	949	81
Distributions	(1,052)	(350)
Net cash used in financing activities	(103)	(269)

Net increase (decrease) in cash, cash equivalents and restricted cash	(571)	105
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$185	$649

Balances per Balance Sheet:

September 30, 2019
Cash and cash equivalents	$—
Restricted cash	185
Total cash, cash equivalents and restricted cash	$185

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are in various stages of operating and constructing six natural gas liquefaction Trains (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being constructed and operated at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Trains 1 through 5 are operational and Train 6 is under construction.

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$185	$756

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Trade receivable	$261	$330
Other accounts receivable	13	16
Total accounts and other receivables	$274	$346

NOTE 4—INVENTORY

As of September 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Natural gas	$15	$28
LNG	7	6
Materials and other	68	53
Total inventory	$90	$87

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal	$13,684	$10,004
LNG terminal construction-in-process	1,130	3,866
Accumulated depreciation	(989)	(667)
Total LNG terminal costs, net	13,825	13,203
Fixed assets
Fixed assets	17	14
Accumulated depreciation	(11)	(8)
Total fixed assets, net	6	6
Property, plant and equipment, net	$13,831	$13,209

Depreciation expense was $115 million and $85 million during the three months ended September 30, 2019 and 2018, respectively, and $327 million and $254 million during the nine months ended September 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $48 million during the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Statements of Income to the extent not utilized for the commissioning process.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(6)	$(10)	$(8)	$(24)	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2019:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(8)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.618) - $0.056

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$34	$11	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	(42)	4	(22)	(5)
Purchases and settlements:
Purchases	(1)	4	(4)	8
Settlements	1	1	43	(27)
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of period	$(8)	$19	$(8)	$19
Change in unrealized gains (losses) relating to instruments still held at end of period	$(42)	$4	$(22)	$(5)

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
Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The terms of the physical natural gas supply contracts range up to ten years, some of which commence upon the satisfaction of certain events or states of affairs.

We had secured up to approximately 4,108 TBtu and 3,464 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2019 and December 31, 2018, respectively. The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,880 TBtu and 2,978 TBtu as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative assets	$8	$6
Non-current derivative assets	29	31
Total derivative assets	37	37

Derivative liabilities	(29)	(66)
Non-current derivative liabilities	(32)	(14)
Total derivative liabilities	(61)	(80)

Derivative liability, net	$(24)	$(43)

(1)
Does not include collateral calls of $10 million and $1 million for such contracts, which are included in other current assets in our Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the three and nine months ended September 30, 2019 and 2018 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Income Location (1)	2019	2018	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$1	$—	$2	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(55)	10	28	(42)

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2019
Liquefaction Supply Derivatives	$40	$(3)	$37
Liquefaction Supply Derivatives	(63)	2	(61)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$88	$90
Advances and other asset conveyances to third parties to support LNG terminals	35	36
Operating lease assets	21	—
Information technology service prepayments	7	16
Advances made under EPC and non-EPC contracts	2	14
Other	—	2
Total other non-current assets, net	$153	$158

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Interest costs and related debt fees	$143	$186
Accrued natural gas purchases	254	518
Liquefaction Project costs	145	64
Other accrued liabilities	2	—
Total accrued liabilities	$544	$768

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—DEBT

As of September 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(132)	(150)
Total long-term debt, net	13,518	13,500

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,518	$13,500

Working Capital Facility

Below is a summary of our Working Capital Facility as of September 30, 2019 (in millions):

Working Capital Facility (1)
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	414
Available commitment	$786

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%
Maturity date	December 31, 2020

(1)
The Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. All terms of the Working Capital Facility substantially remained unchanged.

Restrictive Debt Covenants

As of September 30, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest cost	$198	$198	$593	$594
Capitalized interest	(15)	(52)	(69)	(149)
Total interest expense, net	$183	$146	$524	$445

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,727	$14,063	$12,709	$13,235
2037 Senior Notes (2)	791	909	791	817

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues	$1,139	$1,249	$3,676	$3,419
LNG revenues—affiliate	257	205	1,017	886
Total revenues from customers	1,396	1,454	4,693	4,305
Net derivative gains (1)	1	—	2	—
Total revenues	$1,397	$1,454	$4,695	$4,305

(1)	See Note 6—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Nine Months Ended September 30, 2019
Deferred revenues, beginning of period	$91
Cash received but not yet recognized	148
Revenue recognized from prior period deferral	(91)
Deferred revenues, end of period	$148

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$55.7	10	$53.6	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement contractually assigned to us from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Approximately 49% and 55% of our LNG revenues during the three months ended September 30, 2019 and 2018, respectively, and approximately 53% and 55% of our LNG revenues during the nine months ended September 30, 2019 and 2018, respectively, were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the three and nine months ended September 30, 2019 and 2018.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$255	$205	$1,015	$886
Contracts for Sale and Purchase of Natural Gas and LNG	2	—	2	—
Total LNG revenues—affiliate	257	205	1,017	886

Cost of sales—affiliate
Cargo loading fees under TUA	11	8	29	23
Contracts for Sale and Purchase of Natural Gas and LNG	6	—	6	—
Total cost of sales—affiliate	17	8	35	23

Operating and maintenance expense—affiliate
TUA	65	64	196	192
Natural Gas Transportation Agreement	20	20	60	61
Services Agreements	27	23	78	64
LNG Site Sublease Agreement	1	—	1	—
Total operating and maintenance expense—affiliate	113	107	335	317

General and administrative expense—affiliate
Services Agreements	28	12	64	36

As of September 30, 2019 and December 31, 2018, we had $66 million and $113 million of accounts receivable—affiliate, respectively, under the agreements described below.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Services Agreements

As of September 30, 2019 and December 31, 2018, we had $154 million and $210 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $348 million in assets to SPLNG under this agreement during the nine months ended September 30, 2019. We did not convey any assets to SPLNG under this agreement during the three months ended September 30, 2019 and three and nine months ended September 30, 2018.

Contracts for Sale and Purchase of Natural Gas and LNG

We have agreements with SPLNG that allow us to sell and purchase natural gas and LNG with SPLNG. Natural gas and LNG purchased under these agreements are recorded as inventory, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.

We also have an agreement with CCL that allows us to sell and purchase natural gas with CCL. Natural gas sold and purchased under this agreement are recorded as LNG revenues—affiliate and cost of sales—affiliate, respectively.

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
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	25%	25%	30%	29%	21%	35%
Customer B	20%	22%	20%	24%	17%	23%
Customer C	24%	22%	21%	24%	15%	30%
Customer D	20%	25%	23%	20%	21%	*
Customer E	*	—%	*	—%	14%	—%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$542	$510
Non-cash distributions to affiliates for conveyance of assets	348	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $287 million and $195 million, as of September 30, 2019 and 2018, respectively.

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

Overview of Business

We are in various stages of operating and constructing six natural gas liquefaction Trains (the “Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities owned and operated by SPLNG. Our Liquefaction Project is being constructed and operated at the Sabine Pass LNG terminal, which is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

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

Operational

•	As of October 25, 2019, approximately 800 cumulative LNG cargoes totaling approximately 55 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, we achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.
Financial

•
In September 2019, the date of first commercial delivery was reached under the 20-year SPAs with Centrica plc and Total Gas & Power North America, Inc. (“Total”) relating to Train 5 of the Liquefaction Project.

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	185	756
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	786	775

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Financial Statements in this quarterly report and Note 10—Debt of our Notes to Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the Liquefaction Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the Liquefaction Project as of September 30, 2019:

Train 6
Overall project completion percentage	38.1%
Completion percentage of:
Engineering	83.8%
Procurement	54.1%
Subcontract work	34.3%
Construction	5.5%
Date of expected substantial completion	1H 2023

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, which occurred in September 2019. After giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2019, we had secured up to approximately 4,108 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts that range up to ten years.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

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

Cheniere Partners has guaranteed our obligations under our TUA and the obligations of Cheniere Investments under the TURA. During the three months ended September 30, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $65 million and $64 million, respectively, for the TUA Fees and cost of sales—affiliate of $11 million and $8 million, respectively, for cargo loading services incurred under the TUA. During the nine months ended September 30, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $196 million and $192 million, respectively, for the TUA Fees and cost of sales—affiliate of $29 million and $23 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total, another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended September 30, 2019 and 2018, we recorded $32 million and $7.5 million, respectively, and during the nine months ended September 30, 2019 and 2018, we recorded $72 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to the Liquefaction Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the Working Capital Facility, cash flows from operations and equity contributions from Cheniere Partners, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project. We began generating cash flows from operations from the Liquefaction Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $48 million in the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the Liquefaction Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	414	425
Available commitments under Working Capital Facility	786	775
Total capital resources from borrowings and available commitments	$14,850	$14,850

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

Working Capital Facility

In September 2015, we entered into the Working Capital Facility, which is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit on our behalf, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the Liquefaction Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2019 and December 31, 2018, we had $786 million and $775 million of available commitments and $414 million and $425 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any outstanding borrowings under the Working Capital Facility as of both September 30, 2019 and December 31, 2018.

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

Restrictive Debt Covenants

As of September 30, 2019, we were in compliance with all covenants related to our respective debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2019	2018
Operating cash flows	$656	$928
Investing cash flows	(1,124)	(554)
Financing cash flows	(103)	(269)

Net increase (decrease) in cash, cash equivalents and restricted cash	(571)	105
Cash, cash equivalents and restricted cash—beginning of period	756	544
Cash, cash equivalents and restricted cash—end of period	$185	$649

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2019 and 2018 were $656 million and $928 million, respectively. The $272 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 was operational for approximately seven months during the nine months ended September 30, 2019.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2019 and 2018 were $1,124 million and $554 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the nine months ended September 30, 2019 were $103 million, as a result of:

•	$949 million of equity contributions from Cheniere Partners; and

•	$1,052 million of distributions to Cheniere Partners.

Financing cash outflows during the nine months ended September 30, 2018 were $269 million, primarily as a result of:

•	$81 million of equity contributions from Cheniere Partners; and

•	$350 million of distributions to Cheniere Partners.

Results of Operations

Our net income was $48 million in the three months ended September 30, 2019, compared to $243 million in the three months ended September 30, 2018. This $195 million decrease in net income was primarily a result of increased operating and maintenance expense, increased depreciation and amortization expense, and decreased margins due to decreased pricing on LNG but higher volumes of LNG sold, and increased interest expense, net of capitalized interest, due to a decrease in the portion of total interest costs that could be capitalized as Train 5 of the Liquefaction Project completed construction in March 2019.

Our net income was $506 million in the nine months ended September 30, 2019, compared to $678 million in the nine months ended September 30, 2018. This $172 million decrease in net income was primarily a result of increased operating and maintenance expense, increased interest expense, net of capitalized interest and increased depreciation and amortization expense, partially offset by increased margins due to higher volumes of LNG sold but decreased pricing on LNG.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$1,140	$1,249	$(109)	$3,678	$3,419	$259
LNG revenues—affiliate	257	205	52	1,017	886	131
Total revenues	$1,397	$1,454	$(57)	$4,695	$4,305	$390

LNG volumes recognized as revenues (in TBtu)	277	228	49	845	691	154

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the Liquefaction Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 of the Liquefaction Project was operational for approximately seven months during the nine months ended September 30, 2019. The decrease in revenues during the three months ended September 30, 2019 from the three months ended September 30, 2018 was due to the decreased revenues per MMBtu, which was partially offset by the increased volumes of LNG sold following the achievement of substantial completion of Train 5 of the Liquefaction Project. The increase in revenues during the nine months ended September 30, 2019 from the nine months ended September 30, 2018 was primarily attributable to the increased volumes of LNG, partially offset by decreased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG in the nine months ended September 30, 2019 that related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery, and the sale of natural gas procured for the liquefaction process. During the three months ended September 30, 2019 and 2018, we realized $35 million and $67 million, respectively, of gains and other revenues from these transactions. During the nine months ended September 30, 2019 and 2018, we realized $114 million and $127 million, respectively, of gains and other revenues from these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$742	$758	$(16)	$2,501	$2,291	$210
Cost of sales—affiliate	17	8	9	35	23	12
Operating and maintenance expense	150	96	54	398	258	140
Operating and maintenance expense—affiliate	113	107	6	335	317	18
Development expense	—	—	—	—	1	(1)
General and administrative expense	1	1	—	4	4	—
General and administrative expense—affiliate	28	12	16	64	36	28
Depreciation and amortization expense	117	88	29	331	261	70
Impairment expense and loss on disposal of assets	1	—	1	6	—	6
Total operating costs and expenses	$1,169	$1,070	$99	$3,674	$3,191	$483

Our total operating costs and expenses increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, primarily as a result of an additional Train that was operating between each of the periods, increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement and increased third-party service and maintenance costs from additional maintenance and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended September 30, 2019 from the three months ended September 30, 2018 due to decreased pricing of natural gas feedstock between the quarterly periods, partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project. Additionally, there was a decrease in costs associated with a portion of derivative instruments that settle through physical delivery. Partially offsetting these decreases was increased derivative losses from a decrease in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project. Cost of sales increased during the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due to increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project, partially offset by decreased pricing of natural gas feedstock between the periods. Partially offsetting the increase in cost of natural gas feedstock was decreased derivative losses from an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Project, due to a favorable shift in the long-term forward prices. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 was primarily related to: (1) increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, (2) increased cost of turnaround and related activities at the Liquefaction Project and (3) increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 as a result of commencing operations of Train 5 of the Liquefaction Project, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$183	$146	$37	$524	$445	$79
Other income	(3)	(5)	2	(9)	(9)	—
Total other expense	$180	$141	$39	$515	$436	$79

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily as a result of a decrease in the portion of total interest costs that could be capitalized as an additional Train of the Liquefaction Project completed construction between the periods. For the three months ended September 30, 2019 and 2018, we incurred $198 million and $198 million of total interest cost, respectively, of which we capitalized $15 million and $52 million, respectively, which was primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2019 and 2018, we incurred $593 million and $594 million of total interest cost, respectively, of which we capitalized $69 million and $149 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(24)	$6	$(43)	$7

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00002 Fuel Provisional Sum Closure, dated July 8, 2019, (ii) the Change Order CO-00003 Currency Provisional Sum Closure, dated July 8, 2019, (iii) the Change Order CO-00004 Foreign Trade Zone, dated July 2, 2019, (iv) the Change Order CO-00005 NGPL Gate Access Security Coordination Provisional Sum, dated July 17, 2019, (v) the Change Order CO-00006 Alternate to Adams Valves, dated August 14, 2019, (vi) the Change Order CO-00007 E-1503 to HRU Permanent Drain Piping, dated August 14, 2019, (vii) the Change Order CO-00008 Differing Subsurface Soil Conditions - Train 6 ISBL, dated August 27, 2019, (viii) the Change Order CO-00009 LNG Berth 3, dated September 25, 2019 and (iv) the Change Order CO-00010 Cold Box Redesign and Addition of Inspection Boxes on Methane Cold Box, dated September 16, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date:	October 31, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 31, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)