Form 10-K
period 2019-12-31
Sabine Pass Liquefaction, LLC
filed 2020-02-25
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
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

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

General

We are a Delaware limited liability company formed by Cheniere Energy Partners, L.P. (“Cheniere Partners”) in June 2010. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

We are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG, L.P. (“SPLNG”).

We remain focused on operational excellence and customer satisfaction. We hold a significant land position at the Sabine Pass LNG terminal, which provides opportunity for further liquefaction capacity expansion. Further development of the Sabine Pass LNG terminal will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

•	safely, efficiently and reliably operating and maintaining our Trains;

•	procuring natural gas to our facility;

•	commencing commercial delivery for our long-term SPA customers, of which we have initiated for six of eight long-term SPA customers as of December 31, 2019;

•	safely, on-time and on-budget completing construction and commencing operation of Train 6 of the Liquefaction Project; and

•	maximizing the production of LNG to serve our long-term customers and generating steady and stable revenues and operating cash flows;

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2019:

Train 6
Overall project completion percentage	43.7%
Completion percentage of:
Engineering	91.5%
Procurement	60.9%
Subcontract work	37.4%
Construction	9.7%
Date of expected substantial completion	1H 2023

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced in May 2016, and non-FTA countries for a 20-year term, which commenced in June 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, both of which commenced in December 2018, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•
Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, which partially commenced in June 2019 and the remainder commenced in September 2019, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations began on the earlier of the date of first export thereunder or the date specified in the particular order. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were authorized but unable to export during any portion of the initial 20-year export period of such order.

The DOE issued orders authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. The application is currently pending before DOE.

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from us on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

The annual contracted cash flows from fixed fees of each buyer of LNG under our third-party SPAs that constitute more than 10% of the aggregate fixed fees under all our SPAs are:

•	approximately $720 million from BG Gulf Coast LNG, LLC (“BG”), which is guaranteed by BG Energy Holdings Limited;

•	approximately $550 million from Korea Gas Corporation (“KOGAS”);

•	approximately $550 million from GAIL;

•
approximately $450 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.); and

•	approximately $310 million from Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A.

The annual aggregate fixed fees for all of our other SPAs with third-parties is approximately $490 million, prior to giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2019	2018	2017
BG	29%	30%	43%
Naturgy	19%	23%	30%
KOGAS	21%	24%	25%
GAIL	21%	20%	—%

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2019, we had secured up to approximately 3,850 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

Construction

We have entered into lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of December 31, 2019, we have incurred $1.1 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the years ended December 31, 2019, 2018 and 2017, we recorded operating and maintenance expense—affiliate of $261 million, $256 million and $190 million, respectively, for the TUA Fees and cost of sales—affiliate of $40 million, $32 million and $23 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total, another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2019, 2018 and 2017, we recorded $104 million, $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.
Governmental Regulation

The Liquefaction Project is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. These regulatory requirements increase the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.
Federal Energy Regulatory Commission

The design, construction, operation, maintenance and expansion of the Liquefaction Project are highly regulated activities subject to the jurisdiction of the FERC pursuant to the Natural Gas Act of 1938, as amended (the “NGA”). Under the NGA, the FERC’s jurisdiction generally extends to the sale for resale of natural gas in interstate commerce and to the construction, operation, maintenance and expansion of liquefaction facilities.

The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review the February 2014 Order and the FERC Order Denying Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review. In October of 2018, SPL applied to the FERC for authorization to add a third marine berth to the Liquefaction Project.

On September 27, 2019, SPL filed a request with the FERC pursuant to section 3 of the NGA, requesting authorization to increase the total LNG production capacity of each terminal from currently authorized levels to an amount which reflects more accurately the capacity of each facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE.

Several other material governmental and regulatory approvals and permits will be required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of our liquefaction facility, we are subject to regular reporting requirements to the FERC, the U.S. Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facility. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.

DOE Export License

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA applications for exports of natural gas to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest.

Other Governmental Permits, Approvals and Authorizations

Construction and operation of the Liquefaction Project requires additional permits, orders, approvals and consultations to be issued by various federal and state agencies, including notably the DOT, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency (the “EPA”), U.S. Department of Homeland Security and the Louisiana Department of Environmental Quality (“LDEQ”).

The USACE issues its permits under the authority of the Clean Water Act (Section 404) and the Rivers and Harbors Act (Section 10) (the “Section 10/404 Permit”). The EPA administers the Clean Air Act, and has delegated authority to the LDEQ to issue the Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”). These two permits are issued by the LDEQ for the Liquefaction Project.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of standardized swaps of certain classes as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain physical commodity futures and options contracts and their economically equivalent swaps as it finds necessary and appropriate and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. Most of the regulations are already in effect, while other rules and regulations, including the proposed margin rules, position limits and commodity clearing requirements, remain to be finalized or effectuated. Therefore, the impact of those rules and regulations on our business continues to be uncertain.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain physical commodity futures contracts and options thereon, as well as economically equivalent swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has re-proposed position limits rules that would modify and expand the applicability of limits on speculative positions in certain physical commodity futures contracts and economically equivalent futures, options and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

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

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We expect to qualify as such a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of greenhouse gas (“GHG”) emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules have largely been stayed or repealed including by amendments adopted by the EPA on February 23, 2018, additional proposed amendments to new source performance standards for the oil and gas industry on September 24, 2019, and the EPA’s June 19, 2019 adoption of the Affordable Clean Energy rule for power generation.

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

Resource Conservation and Recovery Act (“RCRA”)

The federal RCRA and comparable state statutes govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases into the environment. When such wastes are generated in connection with the operations of our facilities, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act (the “ESA”), the Migratory Bird Treaty Act (“MBTA”), the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If the Liquefaction Project may adversely affect a protected species or its habitat, we may be required to develop and follow a plan to avoid those impacts. In that case, siting, construction or operation may be delayed or restricted and cause us to incur increased costs.

In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) announced a series of changes to the rules implementing the ESA, including revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat and prohibitions related to threatened wildlife and plants. The revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions.

In addition, in December 2017, the Department of Interior’s (“DOI’s”) Solicitor’s Office issued an official opinion that the MBTA’s broad prohibition on “taking” migratory birds applies only to affirmative actions and does prohibit incidental harm. In April 2018, the FWS issued guidance consistent with the DOI’s opinion and on January 30, 2020, the FWS issued a proposed rule defining the scope of the MBTA to cover only actions directed at migratory birds, their nests or their eggs.

We do not believe that our operations, or the construction and operations of our Liquefaction Project, will be materially and adversely affected by these recent regulatory actions.

Market Factors and Competition

If and when we need to replace any existing SPA or enter into new SPAs, we will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently operating two Trains and is constructing one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us. Our affiliates have proximity to our customers, with offices located in Houston, London, Singapore, Beijing and Tokyo.

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sale of LNG by Cheniere Marketing, or development of new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and economic growth in developing countries. In addition, Cheniere’s ability to obtain additional funding to execute its business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and Cheniere’s ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Global demand for natural gas is projected by the International Energy Agency to grow by approximately 27 trillion cubic feet (“Tcf”) between 2018 and 2030 and 39 Tcf between 2018 and 2035. LNG’s share is seen growing from about 11% in 2018 to about 16% of the global gas market in 2030 and 18% in 2035.  Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 79%, from approximately 316 mtpa, or 15.2 Tcf, in 2018, to approximately 566 mtpa, or 27.2 Tcf, in 2030 and to 678 mtpa or 32.6 Tcf in 2035. WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 469 mtpa in 2030, declining to 430 mtpa in 2035. This will result in a market need for construction of an additional approximately 97 mtpa of LNG production by 2030 and about 248 mtpa by 2035.  We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  As of January 31, 2020, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term and medium-term contracting of LNG from our terminal.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2020, Cheniere and its subsidiaries had 1,530 full-time employees, including 490 employees who directly supported the Liquefaction Project. See Note 12—Related Party Transactions of our Notes to Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us.

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

As of December 31, 2019, we had no cash and cash equivalents, $181 million of current restricted cash and $13.7 billion of total debt outstanding (before unamortized premium, discount and debt issuance costs), excluding $414 million of outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Liquefaction Project, and we anticipate needing to incur additional debt to finance the construction of Train 6 of the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2019, we had SPAs with eight third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective SPA in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the SPA.

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

The regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of the Dodd-Frank Act and the rules adopted and to be adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal and to secure natural gas feedstock for our Liquefaction Project.

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

Under the Dodd-Frank Act and the rules adopted thereunder, certain swaps may be required to be cleared through a derivatives clearing organization. While the CFTC has designated certain interest rate swaps and index credit default swaps for mandatory clearing, it has not yet finalized rules designating any physical commodity swaps, for mandatory clearing or mandatory exchange trading. Further, we qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks. If we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin (or post higher margin than if we entered into an uncleared OTC swap) with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter into. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the market cost and general availability in the market of swaps of the type we enter into to hedge our commercial risks and, thus, the cost and availability of the swaps that we use for hedging.

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
Cost overruns and delays in the completion of Train 6 or any future Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of the Liquefaction Project, damage to our Liquefaction Project and Sabine Pass LNG terminal and increased insurance costs, all of which could adversely affect us.

Hurricanes Katrina and Rita in 2005, Hurricane Ike in 2008 and Hurricane Harvey in 2017 caused temporary suspension in construction of our Liquefaction Project or caused minor damage to our Liquefaction Project. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project and related infrastructure and increase our insurance premiums. The U.S. Global Change Research Program has reported that the U.S.’s energy and transportation systems are expected to be increasingly disrupted by climate change and extreme weather events. An increase in frequency and severity of extreme weather events such as storms, floods, fires and rising sea levels could have an adverse effect on our operations.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of the Liquefaction Project and the export of LNG could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of the Liquefaction Project and the export of LNG are highly regulated activities. Approvals of the FERC and DOE under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and export LNG. Although the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities, the FERC orders require us to comply with certain ongoing conditions and obtain certain additional approvals in conjunction with ongoing construction and operations of the Liquefaction Project. We will be required to obtain similar approvals and permits with respect to any expansion or modification of the Liquefaction Project. We cannot control the outcome of the regulatory review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

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

As of January 31, 2020, Cheniere and its subsidiaries had 1,530 full-time employees, including 490 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the natural gas liquefaction facility it is developing and constructing near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have a TUA with SPLNG under which SPLNG derives economic benefits, we have entered into a transportation agreement with CTPL to transport natural gas to the Liquefaction Project and Cheniere Marketing has entered into an SPA with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently operating two Trains and is constructing one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6 or any future Trains.

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

We are relying on estimates for the future capacity ratings and performance capabilities of the Liquefaction Project, and these estimates may prove to be inaccurate.

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

We depend upon third-party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our SPA obligations and continue shipping natural gas from producing regions could be restricted, thereby reducing our revenues which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are subject to significant construction and operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions, including extreme weather events and temperature volatility resulting from climate change;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•
decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;

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

•	political conditions in natural gas producing regions;

•	sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
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

We have contracted for firm capacity for our natural gas feedstock transportation requirements for the Liquefaction Project.  If and when we need to replace one or more of our existing agreements with these interconnecting pipelines, we may not be able to do so on commercially reasonable terms or at all, which could impair our ability to fulfill our obligations under certain of our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We face competition based upon the international market price for LNG.

The Liquefaction Project is subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs with respect to Train 6 or any future Trains. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from the Liquefaction Project are diverse and include, among others:

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

A terrorist attack, cyber incident or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including Train 6, which would increase our costs and decrease our cash flows. A terrorist incident or cyber incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism, cyber incidents or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of the Sabine Pass LNG terminal, including the PHMSA, to issue compliance orders, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.
In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of GHG emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules have largely been stayed or repealed including by amendments adopted by the EPA on February 23, 2018, additional proposed amendments to new source performance standards for the oil and gas industry on September 24, 2019, and the EPA’s June 19, 2019 adoption of the Affordable Clean Energy rule for power generation. However, Congress or a future Administration may reverse these decisions. Other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, market-based regulations such as a carbon emissions tax or cap-and-trade programs, or clean energy standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminal, or could increase compliance costs for our operations.

Other future legislation and regulations, such as those relating to the transportation and security of LNG exported from the Sabine Pass LNG terminal or climate policies of destination countries in relation to their obligations under the Paris Agreement or other national climate change-related policies, could cause additional expenditures, restrictions and delays in our business and to our proposed construction activities, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our lack of diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Substantially all of our anticipated revenue in 2020 will be dependent upon one facility, the Liquefaction Project located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Liquefaction Project or in the LNG industry would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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
PHMSA Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to us returning the tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data:
Revenues (including transactions with affiliates)	$6,523	$6,126	$4,024	$833	$—
Income (loss) from operations	1,568	1,520	781	50	(92)
Interest expense, net of capitalized interest	(705)	(589)	(494)	(186)	(36)
Net income (loss)	873	944	250	(193)	(266)

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Property, plant and equipment, net	$13,861	$13,209	$12,920	$11,875	$9,841
Total assets	14,952	14,967	14,206	12,883	10,433
Current debt	—	—	—	224	15
Long-term debt, net	13,524	13,500	13,477	11,649	9,206

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. We are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

Overview of Significant Events

Our significant events since January 1, 2019 and through the filing date of this Form 10-K include the following:
Strategic

•
In May 2019, the board of directors of the general partner of Cheniere Partners made a positive final investment decision (“FID”) with respect to Train 6 of the Liquefaction Project and issued a full notice to proceed with construction to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) in June 2019.

Operational

•	As of February 21, 2020, over 900 cumulative LNG cargoes totaling over 60 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

•	In March 2019, we achieved substantial completion of Train 5 of the Liquefaction Project and commenced operating activities.
Financial

•
In September 2019, the date of first commercial delivery was reached under the 20-year SPAs with Centrica plc and Total Gas & Power North America, Inc. (“Total”) relating to Train 5 of the Liquefaction Project.

•	In March 2019, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC relating to Train 4 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	181	756
Available commitments under the $1.2 billion Working Capital Facility (“Working Capital Facility”)	786	775

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2019:

Train 6
Overall project completion percentage	43.7%
Completion percentage of:
Engineering	91.5%
Procurement	60.9%
Subcontract work	37.4%
Construction	9.7%
Date of expected substantial completion	1H 2023

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:

•
Trains 1 through 4—FTA countries for a 30-year term, which commenced in May 2016, and non-FTA countries for a 20-year term, which commenced in June 2016, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).

•
Trains 1 through 4—FTA countries for a 25-year term and non-FTA countries for a 20-year term, both of which commenced in December 2018, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).

•
Trains 5 and 6—FTA countries and non-FTA countries for a 20-year term, which partially commenced in June 2019 and the remainder commenced in September 2019, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).

In each case, the terms of these authorizations began on the earlier of the date of first export thereunder or the date specified in the particular order. In addition, we received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes we were authorized but unable to export during any portion of the initial 20-year export period of such order.

The DOE issued orders authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).
An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. The application is currently pending before DOE.

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from us on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2019, we had secured up to approximately 3,850 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

Construction

We have entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 6 of the Liquefaction Project, under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause us to enter into a change order, or we agree with Bechtel to a change order.

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of December 31, 2019, we have incurred $1.1 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the years ended December 31, 2019, 2018 and 2017, we recorded operating and maintenance expense—affiliate of $261 million, $256 million and $190 million, respectively, for the TUA Fees and cost of sales—affiliate of $40 million, $32 million and $23 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total, another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2019, 2018 and 2017, we recorded $104 million, $30 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Senior notes (1)	$13,650	$13,650
Working Capital Facility outstanding balance	—	—
Letters of credit issued under Working Capital Facility	414	425
Available commitments under Working Capital Facility	786	775
Total capital resources from borrowings and available commitments (2)	$14,850	$14,850

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

(2)	Does not include equity contributions that may be available from Cheniere’s borrowings under its convertible notes, which may be used for the Sabine Pass LNG Terminal.

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
Both the indenture governing the 2037 Senior Notes (the “2037 Senior Notes Indenture”) and the common indenture governing the remainder of the Senior Notes (the “Indenture”) include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

Working Capital Facility

In September 2015, we entered into the Working Capital Facility with aggregate commitments of $1.2 billion, which was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and incremental increases in commitments of up to an additional $390 million. As of December 31, 2019 and 2018, we had $786 million and $775 million of available commitments and $414 million and $425 million aggregate amount of issued letters of credit under the Working Capital Facility, respectively. We did not have any outstanding borrowings under the Working Capital Facility as of both December 31, 2019 and 2018.

The Working Capital Facility matures on December 31, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty upon three business days’ notice. LC Loans deemed made in connection with a draw upon a letter of credit have a term of up to one year. Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the Working Capital Facility, (2) the date 15 days after such Swing Line Loan is made and (3) the first borrowing date for a Working Capital Loan or Swing Line Loan occurring at least three business days following the date the Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as all of the membership interests in us on a pari passu basis with the Senior Notes.

Restrictive Debt Covenants

As of December 31, 2019, we were in compliance with all covenants related to our debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue to work with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2019, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2019	2018	2017
Operating cash flows	$1,161	$1,423	$657
Investing cash flows	(1,283)	(771)	(1,279)
Financing cash flows	(453)	(440)	808

Net increase (decrease) in cash, cash equivalents and restricted cash	(575)	212	186
Cash, cash equivalents and restricted cash—beginning of period	756	544	358
Cash, cash equivalents and restricted cash—end of period	$181	$756	$544
Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2019, 2018 and 2017 were $1,161 million, $1,423 million and $657 million, respectively. The $262 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, which were partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019. The $766 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the additional Trains that were operating at the Liquefaction Project in 2018.

Investing Cash Flows

Investing cash net outflows during the years ended December 31, 2019, 2018 and 2017 were $1,283 million, $771 million and $1,279 million respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the year ended December 31, 2019 were $453 million, as a result of:

•	$1,046 million of equity contributions from Cheniere Partners; and

•	$1,499 million of distributions to Cheniere Partners.

Financing cash net outflows during the year ended December 31, 2018 were $440 million, primarily as a result of:

•	$129 million of equity contributions from Cheniere Partners; and

•	$569 million of distributions to Cheniere Partners.

Financing cash net inflows during the year ended December 31, 2017 were $808 million, primarily the result of:

•	issuances of senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities we entered into in June 2015 (the “Credit Facilities”);

•	$110 million of borrowings and $334 million of repayments made under the Working Capital Facility;

•	$29 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$7 million of equity contributions from Cheniere Partners; and

•	$781 million of distributions to Cheniere Partners.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2019 (in millions):

	Payments Due By Period (1)
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Debt (2)	$13,650	$—	$3,000	$3,500	$7,150
Interest payments (2)	3,879	747	1,293	959	880
Operating lease obligations (3)	42	1	3	3	35
Purchase obligations: (4)
Construction obligations (5)	894	455	398	41	—
Natural gas supply, transportation and storage service agreements (6)	8,670	2,329	2,347	1,123	2,871
Other purchase obligations (7)	6,483	443	886	886	4,268
Total	$33,618	$3,975	$7,927	$6,512	$15,204

(1)	Agreements in force as of December 31, 2019 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2019.

(2)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2019. A discussion of our debt obligations can be found in Note 10—Debt of our Notes to Financial Statements.

(3)	Operating lease obligations primarily relate to land sites related to the Liquefaction Project.

(4)
Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include only contracts for which conditions precedent have been met. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly. We include contracts for which we have an early termination option if the option is not expected to be exercised.

(5)
Construction obligations primarily consist of the estimated remaining cost pursuant to our EPC contracts as of December 31, 2019 for Trains with respect to which we have made an FID to commence construction. A discussion of these obligations can be found at Note 13—Commitments and Contingencies of our Notes to Financial Statements.

(6)
Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2019. Natural gas transportation and storage agreements includes $1.4 billion in payments under the transportation precedent agreement with CTPL as discussed in Note 12—Related Party Transactions of our Notes to Financial Statements.

(7)
Other purchase obligations primarily consist of $4.3 billion in payments under our TUA agreement with SPLNG, as discussed in Note 12—Related Party Transactions of our Notes to Financial Statements, as well as payments under our partial TUA assignment agreement with Total, as discussed in Note 13—Commitments and Contingencies of our Notes to Financial Statements.

In addition, as of December 31, 2019, we had $414 million aggregate amount of issued letters of credit under the Working Capital Facility.

Results of Operations

The following charts summarize the number of Trains that were in operation during the years ended December 31, 2019, 2018 and 2017 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) for the respective periods:
Our net income was $873 million in the year ended December 31, 2019, compared to $944 million in the year ended December 31, 2018. This $71 million decrease in net income was primarily a result of an increase in (1) operating and maintenance expense, (2) interest expense, net of capitalized interest and (3) depreciation and amortization expense, partially offset by increased gross margins due to higher volumes of LNG sold but decreased pricing on LNG.

Our net income was $250 million in the year ended December 31, 2017. This $694 million increase in net income in 2018 compared to 2017 was primarily the result of increased income from operations due to additional Trains operating between the periods and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

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

Revenues

	Year Ended December 31,
(in millions, except volumes)	2019	2018	Change	2017	Change
LNG revenues	$5,211	$4,827	$384	$2,635	$2,192
LNG revenues—affiliate	1,312	1,299	13	1,389	(90)
Total revenues	$6,523	$6,126	$397	$4,024	$2,102

LNG volumes recognized as revenues (in TBtu)	1,180	955	225	684	271

2019 vs. 2018 and 2018 vs. 2017

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of the respective Trains. The increase in LNG revenues during each of the years was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of the Trains, as well as increased revenues per MMBtu between the years ended December 31, 2018 and 2017 but partially offset by decreased revenues per MMBtu between the years ended December 31, 2019 and 2018. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2019, 2018 and 2017, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG, $94 million corresponding to 13 TBtu of LNG and $301 million corresponding to 51 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of natural gas procured for the liquefaction process. We recognized revenues of $150 million, $151 million and $29 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to derivative instruments and other revenues from these transactions.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2019	2018	Change	2017	Change
Cost of sales	$3,373	$3,403	$(30)	$2,317	$1,086
Cost of sales—affiliate	47	32	15	23	9
Operating and maintenance expense	547	342	205	243	99
Operating and maintenance expense—affiliate	450	423	27	329	94
Development expense	—	2	(2)	2	—
General and administrative expense	6	5	1	7	(2)
General and administrative expense—affiliate	79	50	29	58	(8)
Depreciation and amortization expense	447	349	98	264	85
Impairment expense and loss on disposal of assets	6	—	6	—	—
Total operating costs and expenses	$4,955	$4,606	$349	$3,243	$1,363

2019 vs. 2018 and 2018 vs. 2017

Our total operating costs and expenses increased during the year ended December 31, 2019 from the years ended December 31, 2018 and 2017, primarily as a result of additional Trains that were operating between each of the periods. During the year ended December 31, 2019, we further incurred increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement and increased third-party service and maintenance costs from turnaround and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the year ended December 31, 2019 from the comparable period in 2018 due to increased derivative gains from an increase in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, primarily due to a favorable shift in long-term forward prices. Partially offsetting this increase was a decrease in pricing of natural gas feedstock between the years, which in turn was partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project. The increase during the year ended December 31, 2018 from the comparable period in 2017 was primarily related to the increase in the volume of natural gas feedstock related to our LNG sales. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the year ended December 31, 2019 from the comparable 2018 and 2017 periods was primarily related to: (1) increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement, (2) increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion and (3) third-party service and maintenance contract costs, including increased cost of turnaround and related activities at the Liquefaction Project during 2019. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during each of the years ended December 31, 2019, 2018 and 2017 as a result an increased number of operational Trains, as assets related to the Trains of the Liquefaction Project began depreciating upon reaching substantial completion.

Other expense (income)

	Year Ended December 31,
(in millions)	2019	2018	Change	2017	Change
Interest expense, net of capitalized interest	$705	$589	$116	$494	$95
Loss on modification or extinguishment of debt	—	—	—	42	(42)
Derivative loss, net	—	—	—	2	(2)
Other income	(10)	(13)	3	(7)	(6)
Total other expense	$695	$576	$119	$531	$45

2019 vs. 2018 and 2018 vs. 2017

Interest expense, net of capitalized interest, increased during the year ended December 31, 2019 from the comparable 2018 and 2017 periods primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. During the years ended December 31, 2019, 2018 and 2017, we incurred $790 million, $791 million and $779 million of total interest cost, respectively, of which we capitalized $85 million, $202 million and $285 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2019 and 2018, as compared to the year ended December 31, 2017. Loss on modification or extinguishment of debt recognized during the year ended December 31, 2017 was attributable to the $42 million write-off of debt issuance costs upon termination of the remaining available balance of $1.6 billion under our previous credit facilities in connection with the issuance of the 2028 Senior Notes and the 2037 Senior Notes.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the valuation of derivative instruments. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve significant judgment.

Fair Value of Derivative Instruments

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

Our derivative instruments consist of financial commodity derivative contracts transacted in an over-the-counter market and physical commodity contracts. Valuation of our financial commodity derivative contracts is determined using observable commodity price curves and other relevant data.

Valuation of our physical commodity contracts is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our physical commodity contracts incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. A portion of our physical commodity contracts require us to make critical accounting estimates that involve significant judgment, as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future Henry Hub basis spread for unobservable periods, liquidity, volatility and contract duration.

Gains and losses on derivative instruments are recognized in earnings. The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a change in the estimated fair value could occur in the near future as interest rates and commodity prices change.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements.

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

	December 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$24	$1	$(43)	$7

See Note 7—Derivative Instruments for additional details about our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Sabine Pass Liquefaction, LLC and
Board of Directors of Cheniere Energy Partners GP, LLC:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2019 and 2018, the related statements of income, member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

Houston, Texas
February 24, 2020

SABINE PASS LIQUEFACTION, LLC

BALANCE SHEETS
(in millions)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	181	756
Accounts and other receivables	292	346
Accounts receivable—affiliate	104	113
Advances to affiliate	133	210
Inventory	103	87
Derivative assets	17	6
Other current assets	36	18
Other current assets—affiliate	22	21
Total current assets	888	1,557

Property, plant and equipment, net	13,861	13,209
Debt issuance costs, net	6	12
Non-current derivative assets	32	31
Other non-current assets, net	165	158
Total assets	$14,952	$14,967

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$38	$11
Accrued liabilities	629	768
Due to affiliates	49	48
Deferred revenue	132	91
Derivative liabilities	9	66
Total current liabilities	857	984

Long-term debt, net	13,524	13,500
Non-current derivative liabilities	16	14
Other non-current liabilities	5	3
Other non-current liabilities—affiliate	16	—

Commitments and contingencies (see Note 14)

Member’s equity	534	466
Total liabilities and member’s equity	$14,952	$14,967

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Revenues
LNG revenues	$5,211	$4,827	$2,635
LNG revenues—affiliate	1,312	1,299	1,389
Total revenues	6,523	6,126	4,024

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	3,373	3,403	2,317
Cost of sales—affiliate	47	32	23
Operating and maintenance expense	547	342	243
Operating and maintenance expense—affiliate	450	423	329
Development expense	—	2	2
General and administrative expense	6	5	7
General and administrative expense—affiliate	79	50	58
Depreciation and amortization expense	447	349	264
Impairment expense and loss on disposal of assets	6	—	—
Total operating costs and expenses	4,955	4,606	3,243

Income from operations	1,568	1,520	781

Other income (expense)
Interest expense, net of capitalized interest	(705)	(589)	(494)
Loss on modification or extinguishment of debt	—	—	(42)
Derivative loss, net	—	—	(2)
Other income	10	13	7
Total other expense	(695)	(576)	(531)

Net income	$873	$944	$250

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2016	$486	$486
Capital contributions	7	7
Distributions	(781)	(781)
Net income	250	250
Balance at December 31, 2017	(38)	(38)
Capital contributions	129	129
Distributions	(569)	(569)
Net income	944	944
Balance at December 31, 2018	466	466
Capital contributions	1,046	1,046
Distributions	(1,851)	(1,851)
Net income	873	873
Balance at December 31, 2019	$534	$534

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$873	$944	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	447	349	264
Amortization of debt issuance costs, deferred commitment fees, premium and discount	27	22	19
Loss on modification or extinguishment of debt	—	—	42
Total losses (gains) on derivatives, net	(72)	101	26
Net cash provided by (used for) settlement of derivative instruments	5	(3)	(14)
Impairment expense and loss on disposal of assets	6	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	19	(122)	(99)
Accounts receivable—affiliate	9	49	(63)
Advances to affiliate	(34)	(76)	(13)
Inventory	(16)	(3)	11
Accounts payable and accrued liabilities	(138)	165	190
Due to affiliates	8	(6)	22
Deferred revenue	40	7	38
Other, net	(13)	(4)	(4)
Other, net—affiliate	—	—	(12)
Net cash provided by operating activities	1,161	1,423	657

Cash flows from investing activities
Property, plant and equipment, net	(1,282)	(771)	(1,279)
Other	(1)	—	—
Net cash used in investing activities	(1,283)	(771)	(1,279)

Cash flows from financing activities
Proceeds from issuances of debt	—	—	2,314
Repayments of debt	—	—	(703)
Debt issuance and deferred financing costs	—	—	(29)
Capital contributions	1,046	129	7
Distributions	(1,499)	(569)	(781)
Net cash provided by (used in) financing activities	(453)	(440)	808

Net increase (decrease) in cash, cash equivalents and restricted cash	(575)	212	186
Cash, cash equivalents and restricted cash—beginning of period	756	544	358
Cash, cash equivalents and restricted cash—end of period	$181	$756	$544

Balances per Balance Sheets:

	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash	181	756
Total cash, cash equivalents and restricted cash	$181	$756

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Delaware limited liability company formed by Cheniere Partners. We are a Houston-based company with one member, Sabine Pass LNG-LP, LLC, an indirect wholly owned subsidiary of Cheniere Partners. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Cheniere Partners is a 48.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses. Cheniere also owns 100% of the general partner interest in Cheniere Partners through ownership in Cheniere Energy Partners GP, LLC.

We are currently operating five natural gas liquefaction Trains and are constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Financial Statements have been prepared in accordance with GAAP. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our financial position, results of operations or cash flows.

Recent Accounting Standards

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and subsequent amendments thereto on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The adoption of the standard did not materially impact our Financial Statements. Upon adoption of the standard we recorded right-of-use assets of $20 million in other non-current assets, net, and lease liabilities of $4 million in other non-current liabilities and $16 million in other non-current liabilities—affiliate.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements, revenue recognition, property, plant and equipment, derivative instruments and asset retirement obligations (“AROs”), as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation approaches used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs that are directly or indirectly observable for the asset or liability, other than quoted prices included within Level 1. Hierarchy Level 3 inputs are inputs that are not observable in the market.

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

Accounts Receivable

Accounts receivable is reported net of any allowances for doubtful accounts. We periodically review the collectability on our accounts receivable and recognize an allowance if there is probability of non-collection, based on historical write-off and customer-specific factors. We did not have an allowance on our accounts receivable as of December 31, 2019 and 2018.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value and subsequently charged to expense when issued.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of a Train once it meets the following criteria: (1) regulatory approval has been received, (2) financing for the Train is available and (3) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a Train are expensed as incurred. These costs primarily include professional fees associated with preliminary front-end engineering and design work, costs of securing necessary regulatory approvals and other preliminary investigation and development activities related to the Train.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land acquisition costs, detailed engineering design work and certain permits that are capitalized as other non-current assets. The costs of lease options are amortized over the life of the lease once obtained. If no land or lease is obtained, the costs are expensed.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Interest Capitalization

We capitalize interest costs during the construction period of our LNG terminal and related assets as construction-in-process. Upon commencement of operations, these costs are transferred out of construction-in-process into terminal and interconnecting pipeline facilities assets and are amortized over the estimated useful life of the asset.

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

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2019, 2018 and 2017. See Note 7—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, derivative instruments and accounts receivable. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

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

We have entered into fixed price long-term SPAs generally with terms of 20 years with eight third parties and have entered into agreements with Cheniere Marketing. We are dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs. See Note 14—Customer Concentration for additional details about our customer concentration.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, they are presented as an asset on our Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

interest method. Gains and losses on the extinguishment or modification of debt are recorded in gain (loss) on modification or extinguishment of debt on our Statements of Income.

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

Income Taxes

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Statements of Income, is able to be included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

At December 31, 2019, the tax basis of our assets and liabilities was $4.6 billion less than the reported amounts of our assets and liabilities.

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

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of December 31, 2019 and 2018, restricted cash consisted of the following (in millions):

	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$181	$756

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2019 and 2018, accounts and other receivables consisted of the following (in millions):

	December 31,
	2019	2018
Trade receivable	$283	$330
Other accounts receivable	9	16
Total accounts and other receivables	$292	$346

NOTE 5—INVENTORY

As of December 31, 2019 and 2018, inventory consisted of the following (in millions):

	December 31,
	2019	2018
Natural gas	$9	$28
LNG	27	6
Materials and other	67	53
Total inventory	$103	$87

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2019 and 2018, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2019	2018
LNG terminal costs
LNG terminal	$13,736	$10,004
LNG terminal construction-in-process	1,222	3,866
Accumulated depreciation	(1,104)	(667)
Total LNG terminal costs, net	13,854	13,203
Fixed assets
Fixed assets	18	14
Accumulated depreciation	(11)	(8)
Total fixed assets, net	7	6
Property, plant and equipment, net	$13,861	$13,209

Depreciation expense was $442 million, $339 million and $257 million during the years ended December 31, 2019, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $48 million, $94 million and $301 million during the years ended December 31, 2019, 2018 and 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction.

LNG Terminal Costs

LNG terminal costs related to the Liquefaction Project are depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Liquefaction Project have depreciable lives between 7 and 50 years, as follows:

Components	Useful life (yrs)
Water pipelines	30
Liquefaction processing equipment	7-50
Other	10-30

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	December 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$3	$(3)	$24	$24	$5	$(23)	$(25)	$(43)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of December 31, 2019 and 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity, volatility and contract duration.
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2019:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$24	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.058

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(25)	$43	$79
Realized and mark-to-market gains (losses):
Included in cost of sales	6	(3)	(37)
Purchases and settlements:
Purchases	—	(37)	14
Settlements	42	(29)	(12)
Transfers out of Level 3 (1)	1	1	(1)
Balance, end of period	$24	$(25)	$43
Change in unrealized gains (losses) relating to instruments still held at end of period	$6	$(3)	$(37)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

In March 2017, we settled the Interest Rate Derivatives we previously had to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities we entered into in June 2015.

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Statements of Income during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest Rate Derivatives loss	$—	$—	$(2)

Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs.
The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,663 TBtu and 2,978 TBtu as of December 31, 2019 and 2018, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheet Location	December 31, 2019	December 31, 2018
Derivative assets	$17	$6
Non-current derivative assets	32	31
Total derivative assets	49	37

Derivative liabilities	(9)	(66)
Non-current derivative liabilities	(16)	(14)
Total derivative liabilities	(25)	(80)

Derivative asset (liability), net	$24	$(43)

(1)
Does not include collateral posted with counterparties by us of $2 million and $1 million for such contracts, which are included in other current assets in our Balance Sheets as of December 31, 2019 and 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the years ended December 31, 2019, 2018 and 2017 (in millions):

		Year Ended December 31,
	Statement of Income Location (1)	2019	2018	2017
Liquefaction Supply Derivatives gain (loss)	LNG revenues	$1	$(1)	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	71	(100)	(24)

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

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)
As of December 31, 2018
Liquefaction Supply Derivatives	$63	$(26)	$37
Liquefaction Supply Derivatives	(92)	12	(80)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 8—OTHER NON-CURRENT ASSETS

As of December 31, 2019 and 2018, other non-current assets, net consisted of the following (in millions):

	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$87	$90
Advances and other asset conveyances to third parties to support LNG terminal	35	36
Operating lease assets	21	—
Information technology service prepayments	6	16
Advances made under EPC and non-EPC contracts	15	14
Other	1	2
Total other non-current assets, net	$165	$158

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2019 and 2018, accrued liabilities consisted of the following (in millions):

	December 31,
	2019	2018
Interest costs and related debt fees	$186	$186
Accrued natural gas purchases	325	518
Liquefaction Project costs	116	64
Other accrued liabilities	2	—
Total accrued liabilities	$629	$768

NOTE 10—DEBT

As of December 31, 2019 and 2018, our debt consisted of the following (in millions):

	December 31,
	2019	2018
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
Unamortized discount, premium and debt issuance costs, net	(126)	(150)
Total long-term debt, net	13,524	13,500

Current debt
$1.2 billion Working Capital Facility (“Working Capital Facility”)	—	—
Total debt, net	$13,524	$13,500

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2019 (in millions):

Years Ending December 31,	Principal Payments
2020	$—
2021	2,000
2022	1,000
2023	1,500
2024	2,000
Thereafter	7,150
Total	$13,650

Senior Notes

The terms of the 2021 Senior Notes, 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, 2027 Senior Notes and 2028 Senior Notes (collectively with the 2037 Senior Notes, the “Senior Notes”) are governed by a common indenture (the “Indenture”) and the terms of the 2037 Senior Notes are governed by a separate indenture (the “2037 Senior Notes Indenture”). Both the Indenture and the 2037 Senior Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule. Interest on the Senior Notes is payable semi-annually in arrears.

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

Working Capital Facility

Below is a summary of our Working Capital Facility as of December 31, 2019 (in millions):

Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	414
Available commitment	$786

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%
Weighted average interest rate of outstanding balance	n/a
Maturity date	December 31, 2020

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

In September 2015, we entered into the Working Capital Facility with aggregate commitments of $1.2 billion, which was amended in May 2019 in connection with commercialization and financing of Train 6 of the Liquefaction Project. The Working Capital Facility is intended to be used for loans (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the Liquefaction Project. We may, from time to time, request increases in the commitments under the Working Capital Facility of up to $760 million and incremental increases in commitments of up to an additional $390 million.
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

We pay (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the Working Capital Facility. If draws are made upon a letter of credit issued under the Working Capital Facility and we do not elect for such draw (an “LC Draw”) to be deemed an LC Loan, we are required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of December 31, 2019, no LC Draws had been made upon any letters of credit issued under the Working Capital Facility.

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

Restrictive Debt Covenants

As of December 31, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Total interest cost	$790	$791	$779
Capitalized interest	(85)	(202)	(285)
Total interest expense, net	$705	$589	$494

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,850	$14,050	$12,850	$13,235
2037 Senior Notes (2)	800	934	800	817

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
LNG revenues	$5,210	$4,828	$2,635
LNG revenues—affiliate	1,312	1,299	1,389
Total revenues from customers	6,522	6,127	4,024
Net derivative gains (losses) (1)	1	(1)	—
Total revenues	$6,523	$6,126	$4,024

(1)	See Note 7—Derivative Instruments for additional information about our derivatives.

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a free on board (“FOB”) (delivered to the customer at the Sabine Pass LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 12—Related Party Transactions for additional information regarding these agreements.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Sabine Pass LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

Fees received pursuant to SPAs are recognized as LNG revenues only after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use.
Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

	Year Ended December 31,
	2019	2018
Deferred revenues, beginning of period	$91	$84
Cash received but not yet recognized	132	91
Revenue recognized from prior period deferral	(91)	(84)
Deferred revenues, end of period	$132	$91

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2019 and 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$55.0	10	$53.6	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

(2)	Includes future consideration from agreement contractually assigned to us from Cheniere Marketing.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 52% and 57% of our LNG revenues during the years ended December 31, 2019 and 2018, respectively, were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during each of the years ended December 31, 2019 and 2018.

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,309	$1,299	$1,389
Contracts for Sale and Purchase of Natural Gas and LNG	3	—	—
Total LNG revenues—affiliate	1,312	1,299	1,389

Cost of sales—affiliate
Cargo loading fees under TUA	40	32	23
Contracts for Sale and Purchase of Natural Gas and LNG	7	—	—
Total cost of sales—affiliate	47	32	23

Operating and maintenance expense—affiliate
TUA	261	256	190
Natural Gas Transportation Agreement	81	80	73
Services Agreements	107	87	65
LNG Site Sublease Agreement	1	—	1
Total operating and maintenance expense—affiliate	450	423	329

General and administrative expense—affiliate
Services Agreements	79	50	58

As of December 31, 2019 and 2018, we had $104 million and $113 million of accounts receivable—affiliate, respectively, under the agreements described below.

LNG Terminal-Related Agreements

Terminal Use Agreements

We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA.

Cheniere Partners has guaranteed our obligations under our TUA. Cargo loading fees incurred under the TUA are recorded as cost of sales—affiliate, except for the portion related to commissioning activities which is capitalized as LNG terminal construction-in-process.

In connection with our TUA, we are required to pay for a portion of the cost (primarily LNG inventory) to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, which is based on our share of the commercial LNG storage capacity at the Sabine Pass LNG terminal. We are also required to reimburse SPLNG for our proportionate share of ad valorem taxes and certain other costs, which are considered variable consideration that are distinctly attributable to the specific years in the TUA.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. We executed a confirmation with Cheniere Marketing that obligated Cheniere Marketing in certain circumstances to buy LNG cargoes produced during the period while Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) had control of, and was commissioning, Train 5 of the Liquefaction Project.

Cheniere Marketing Letter Agreements

In May 2019, SPL and Cheniere Marketing entered into a letter agreement for the sale of up to 20 cargoes totaling approximately 70 million MMBtu that were delivered between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

In December 2019, we and Cheniere Marketing entered into a letter agreement for the sale of up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Natural Gas Transportation Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have a transportation precedent agreement, firm transportation service agreement and a negotiated rate agreement to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise.

Services Agreements

As of December 31, 2019 and 2018, we had $133 million and $210 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investments’ subsidiaries, including us, receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere Investments according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $351 million in assets to SPLNG under this agreement during the year ended December 31, 2019. We did not convey any assets to SPLNG under this agreement during the years ended December 31, 2018 and 2017.

Contracts for Sale and Purchase of Natural Gas and LNG

We have agreements with SPLNG, CTPL and CCL that allow us to sell and purchase natural gas and LNG with each party. Natural gas purchased under these agreements is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. Natural gas sold under these agreements is recorded as LNG revenues—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2019, are not recognized as liabilities but require disclosures in our Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contract

We have a lump sum turnkey contract with Bechtel for the engineering, procurement and construction of Train 6 of the Liquefaction Project. The EPC contract price for Train 6 of the Liquefaction Project is approximately $2.5 billion, reflecting amounts incurred under change orders through December 31, 2019, and including estimated costs for an optional third marine berth.  As of December 31, 2019, we have incurred $1.1 billion under this contract. We have the right to terminate the EPC contract for our convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

Obligations under SPAs

We have third-party SPAs which obligate us to purchase and liquefy sufficient quantities of natural gas to deliver contracted volumes of LNG to the customers’ vessels, subject to completion of construction of specified Trains of the Liquefaction Project.

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

We have physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. As of December 31, 2019, we have secured up to approximately 3,850 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the certain events or states of affairs are satisfied.

Additionally, we have natural gas transportation and storage service agreements for the Liquefaction Project. The initial term of the natural gas transportation agreements ranges up to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The initial terms of our natural gas storage service agreements range up to 10 years.

As of December 31, 2019, our obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2020	$2,329
2021	1,416
2022	931
2023	722
2024	401
Thereafter	2,871
Total	$8,670

(1)
Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2019. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

Obligations under LNG TUAs

We have a TUA with SPLNG pursuant to which we have reserved approximately 2 Bcf/d of regasification capacity. See Note 12—Related Party Transactions for additional information regarding this TUA.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Additionally, we have a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA.

Services Agreements

We have certain services agreements with affiliates. See Note 12—Related Party Transactions for information regarding such agreements.

Other Commitments

State Tax Sharing Agreements

We have state tax sharing agreements with Cheniere. See Note 12—Related Party Transactions for information regarding such agreements.

Other Agreements

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position.

Environmental and Regulatory Matters

The Liquefaction Project is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. Failure to comply with such laws could result in legal proceedings, which may include substantial penalties. We believe that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2019, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable from External Customers
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Customer A	29%	30%	43%	22%	35%
Customer B	19%	23%	30%	13%	23%
Customer C	21%	24%	25%	22%	30%
Customer D	21%	20%	—%	13%	*
Customer E	*	—%	—%	13%	—%
Customer F	*	—%	—%	14%	—%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2019	2018	2017
United States	$2,039	$1,580	$1,161
India	1,113	981	—
South Korea	1,071	1,168	666
Ireland	988	1,098	787
Other countries	—	—	21
Total	$5,211	$4,827	$2,635

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$678	$604	$438
Non-cash distributions to affiliates for conveyance of assets	351	—	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $276 million, $256 million and $268 million as of December 31, 2019, 2018 and 2017, respectively.

SABINE PASS LIQUEFACTION, LLC
SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019:
Revenues	$1,672	$1,626	$1,397	$1,828
Income from operations	453	340	228	547
Net income	308	150	48	367

Year Ended December 31, 2018:
Revenues	$1,518	$1,333	$1,454	$1,821
Income from operations	391	339	384	406
Net income	242	193	243	266

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Financial Statements on page 35 and is incorporated herein by reference.

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2019 and 2018. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2019 and 2018 (in millions):

	Fiscal 2019	Fiscal 2018
Audit Fees	$2	$2

Audit Fees—Audit fees for 2019 and 2018 include fees associated with the audit of our annual Financial Statements, reviews of our interim Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2019 and 2018.

Tax Fees—There were no tax fees in 2019 and 2018.

Other Fees—There were no other fees in 2019 and 2018.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of Cheniere Partners has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2019 and 2018.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	SPL	S-4	3.1	11/15/2013
3.2	First Amended and Restated Limited Liability Company Agreement of the Company	SPL	S-4	3.2	11/15/2013
4.1	Indenture, dated as of February 1, 2013, by and among the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	Cheniere Partners	8-K	4.1	2/4/2013
4.2	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.1 above)	Cheniere Partners	8-K	4.1	2/4/2013
4.3	First Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.1	4/16/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.4	Second Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.2	4/16/2013
4.5	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.4 above)	Cheniere Partners	8-K	4.1.2	4/16/2013
4.6	Third Supplemental Indenture, dated as of November 25, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	11/25/2013
4.7	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.6 above)	Cheniere Partners	8-K	4.1	11/25/2013
4.8	Fourth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	5/22/2014
4.9	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.8 above)	Cheniere Partners	8-K	4.1	5/22/2014
4.10	Fifth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.2	5/22/2014
4.11	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.10 above)	Cheniere Partners	8-K	4.2	5/22/2014
4.12	Sixth Supplemental Indenture, dated as of March 3, 2015, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	3/3/2015
4.13	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.12 above)	Cheniere Partners	8-K	4.1	3/3/2015
4.14	Seventh Supplemental Indenture, dated as of June 14, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	6/14/2016
4.15	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.14 above)	Cheniere Partners	8-K	4.1	6/14/2016
4.16	Eighth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/23/2016
4.17	Ninth Supplemental Indenture, dated as of September 23, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.2	9/23/2016
4.18	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.17 above)	Cheniere Partners	8-K	4.2	9/23/2016
4.19	Tenth Supplemental Indenture, dated as of March 6, 2017, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	3/6/2017
4.20	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.19 above)	Cheniere Partners	8-K	4.10	3/6/2017
4.21	Indenture, dated as of February 24, 2017, between the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	2/27/2017
4.22	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.21 above)	Cheniere Partners	8-K	4.1	2/27/2017
10.1	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	8-K	10.1	11/21/2011
10.2	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	10-Q	10.1	5/3/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.3	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between the Company (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.4	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between the Company (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	8-K	10.1	12/12/2011
10.5	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	10-K	10.18	2/22/2013
10.6	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between the Company (Seller) and BG Gulf Coast LNG, LLC (Buyer)	Cheniere Partners	8-K	10.1	1/26/2012
10.7	Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between the Company and BG Gulf Coast LNG, LLC dated January 25, 2012	SPL (SEC File No. 333-215882)	S-4	10.7	2/3/2017
10.8	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between the Company (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	8-K	10.1	1/30/2012
10.9	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	10-K	10.19	2/22/2013
10.10	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.10	8/11/2014
10.11	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.12	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.10	5/9/2019
10.13	Letter Agreement regarding the Base SPA, dated May 3, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-Q	10.20	5/9/2019
10.14	Letter Agreement regarding the Base SPA, dated December 23, 2019, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	8-K	10.10	12/23/2019
10.15	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and the Company	Cheniere Partners	8-K	10.60	5/15/2012
10.16	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and the Company	SPL	10-Q/A	10.8	11/9/2015
10.17	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and the Company	Cheniere Partners	8-K	10.5	5/15/2012
10.18	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC	Cheniere Holdings	S-1/A	10.76	12/2/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.19	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and the Company	SPL	10-Q/A	10.70	11/9/2015
10.20	Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	SPL	8-K	10.10	11/9/2018
10.21	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019	SPL	10-Q	10.30	8/8/2019
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
		SPL	10-Q	10.10	11/1/2019
10.23*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00011 Insurance Provisional Sum Interim Adjustment, dated October 1, 2019 and (ii) the Change Order CO-00012 Replacement of Timber Piles with Pre-Stressed Concrete Piles, dated October 30, 2019

10.24	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between the Company and SPLNG	SPLNG	8-K	10.10	8/6/2012
10.25	Letter Agreement, dated May 28, 2013, by and between the Company and SPLNG	SPLNG	10-Q	10.10	8/2/2013
10.26	Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among the Company, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent	Cheniere Partners	8-K	10.20	7/1/2015
10.27	Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among the Company, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent	Cheniere Partners	10-Q	10.60	10/30/2015

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.28	Administrative Amendment to the Second Amended and Restated Common Terms Agreement, dated as of December 31, 2015, among the Company, Société Générale, as the Commercial Banks Facility Agent, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent and Shinhan Bank New York Branch, as KEXIM Facility Agent	Cheniere Partners	10-Q	10.70	5/5/2016
10.29
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
		SPL	10-Q	10.10	8/8/2019
10.30
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
		Cheniere Partners (SEC File No. 333-225684)	S-4	10.30	6/15/2018
10.31
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
		SPL	10-Q	10.10	11/8/2018
10.32*
Fifth Omnibus Amendment, dated as of May 29, 2019, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among the Company, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.33	Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere and the Company	SPL	S-4	10.30	11/15/2013
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), Cheniere Partners (SEC File No. 001-33366), Cheniere Holdings (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Stephenson	Manager and President	February 24, 2020
Aaron Stephenson

/s/ Michael J. Wortley	Manager and Chief Financial Officer (Principal Financial Officer)	February 24, 2020
Michael J. Wortley

/s/ Leonard E. Travis	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020
Leonard E. Travis

/s/ John-Paul R. Munfa	Manager	February 24, 2020
John-Paul R. Munfa