Form 10-Q
period 2020-06-30
Sabine Pass Liquefaction, LLC
filed 2020-08-06
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	167	181
Accounts and other receivables, net	287	292
Accounts receivable—affiliate	2	104
Advances to affiliate	117	133
Inventory	88	103
Derivative assets	20	17
Prepaid expenses	47	29
Other current assets	29	7
Other current assets—affiliate	21	22
Total current assets	778	888

Property, plant and equipment, net	14,087	13,861
Debt issuance costs, net	11	6
Non-current derivative assets	37	32
Other non-current assets, net	158	165
Total assets	$15,071	$14,952

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$8	$38
Accrued liabilities	330	629
Due to affiliates	39	49
Deferred revenue	—	132
Derivative liabilities	6	9
Total current liabilities	383	857

Long-term debt, net	13,508	13,524
Non-current derivative liabilities	1	16
Other non-current liabilities	5	5
Other non-current liabilities—affiliate	16	16

Member’s equity	1,158	534
Total liabilities and member’s equity	$15,071	$14,952

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$1,332	$1,171	$2,781	$2,538
LNG revenues—affiliate	61	455	249	760
Total revenues	1,393	1,626	3,030	3,298

Operating costs and expenses
Cost of sales (excluding items shown separately below)	398	880	1,097	1,759
Cost of sales—affiliate	11	9	23	18
Operating and maintenance expense	142	138	281	248
Operating and maintenance expense—affiliate	125	115	238	222
General and administrative expense	6	2	7	3
General and administrative expense—affiliate	19	21	37	36
Depreciation and amortization expense	116	118	233	214
Impairment expense and loss on disposal of assets	—	3	—	5
Total operating costs and expenses	817	1,286	1,916	2,505

Income from operations	576	340	1,114	793

Other income (expense)
Interest expense, net of capitalized interest	(181)	(191)	(359)	(341)
Loss on modification or extinguishment of debt	(42)	—	(43)	—
Other income, net	—	1	1	6
Total other expense	(223)	(190)	(401)	(335)

Net income	$353	$150	$713	$458

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2020
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2019	$534	$534
Capital contributions	226	226
Distributions	(376)	(376)
Net income	360	360
Balance at March 31, 2020	744	744
Capital contributions	261	261
Distributions	(200)	(200)
Net income	353	353
Balance at June 30, 2020	$1,158	$1,158

Three Months Ended June 30, 2019
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2018	$466	$466
Capital contributions	164	164
Distributions	(231)	(231)
Net income	308	308
Balance at March 31, 2019	707	707
Capital contributions	642	642
Distributions	(965)	(965)
Net income	150	150
Balance at June 30, 2019	$534	$534

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$713	$458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	233	214
Amortization of debt issuance costs, premium and discount	13	13
Loss on modification or extinguishment of debt	43	—
Total gains on derivatives, net	(29)	(84)
Net cash provided by settlement of derivative instruments	3	7
Impairment expense and loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts and other receivables, net	5	71
Accounts receivable—affiliate	102	(53)
Advances to affiliate	11	(29)
Inventory	15	(3)
Accounts payable and accrued liabilities	(253)	(135)
Due to affiliates	(10)	3
Deferred revenue	(132)	9
Other, net	(23)	(26)
Net cash provided by operating activities	691	450

Cash flows from investing activities
Property, plant and equipment, net	(543)	(567)
Other	—	(1)
Net cash used in investing activities	(543)	(568)

Cash flows from financing activities
Proceeds from issuances of debt	1,995	—
Repayments of debt	(2,000)	—
Debt issuance and other financing costs	(34)	—
Debt extinguishment costs	(39)	—
Capital contributions	487	806
Distributions	(571)	(848)
Net cash used in financing activities	(162)	(42)

Net decrease in cash, cash equivalents and restricted cash	(14)	(160)
Cash, cash equivalents and restricted cash—beginning of period	181	756
Cash, cash equivalents and restricted cash—end of period	$167	$596

Balances per Balance Sheet:

June 30,
2020
Cash and cash equivalents	$—
Restricted cash	167
Total cash, cash equivalents and restricted cash	$167

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

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31,2019. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of June 30, 2020 and December 31, 2019, we had $167 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Trade receivable	$245	$283
Other accounts receivable	42	9
Total accounts and other receivables, net	$287	$292

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—INVENTORY

As of June 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Natural gas	$12	$9
LNG	6	27
Materials and other	70	67
Total inventory	$88	$103

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal	$13,729	$13,736
LNG terminal construction-in-process	1,685	1,222
Accumulated depreciation	(1,333)	(1,104)
Total LNG terminal costs, net	14,081	13,854
Fixed assets
Fixed assets	19	18
Accumulated depreciation	(13)	(11)
Total fixed assets, net	6	7
Property, plant and equipment, net	$14,087	$13,861

Depreciation expense was $115 million and $118 million during the three months ended June 30, 2020 and 2019, respectively, and $231 million and $212 million during the six months ended June 30, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $48 million during the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.
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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$3	$(4)	$51	$50	$3	$(3)	$24	$24

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$51	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.172 / $0.008

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$49	$29	$24	$(25)
Realized and mark-to-market gains:
Included in cost of sales	4	3	32	16
Purchases and settlements:
Purchases	(1)	1	—	—
Settlements	(1)	1	(6)	43
Transfers out of Level 3 (1)	—	—	1	—
Balance, end of period	$51	$34	$51	$34
Change in unrealized gains relating to instruments still held at end of period	$4	$3	$32	$16

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

Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The remaining terms of the physical natural gas supply contracts range up to 9 years, some of which commence upon the satisfaction of certain events or states of affairs.
The notional natural gas position of our Liquefaction Supply Derivatives was approximately 4,808 TBtu and 3,663 TBtu as of June 30, 2020 and December 31, 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that we have with a related party.
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	June 30, 2020	December 31, 2019
Derivative assets	$20	$17
Non-current derivative assets	37	32
Total derivative assets	57	49

Derivative liabilities	(6)	(9)
Non-current derivative liabilities	(1)	(16)
Total derivative liabilities	(7)	(25)

Derivative asset, net	$50	$24

(1)
Does not include collateral posted with counterparties by us of $2 million for such contracts, which are included in other current assets in our Balance Sheets as of both June 30, 2020 and December 31, 2019. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of June 30, 2020.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the three and six months ended June 30, 2020 and 2019 (in millions):

	Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives gain (loss)	LNG revenues	$(4)	$—	$(4)	$1
Liquefaction Supply Derivatives gain	Cost of sales	12	7	33	83

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2020
Liquefaction Supply Derivatives	$62	$(5)	$57
Liquefaction Supply Derivatives	(10)	3	(7)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$86	$87
Advances and other asset conveyances to third parties to support LNG terminal	34	35
Operating lease assets	20	21
Information technology service prepayments	5	6
Advances made under EPC and non-EPC contracts	6	15
Other	7	1
Total other non-current assets, net	$158	$165

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Interest costs and related debt fees	$152	$186
Accrued natural gas purchases	122	325
Liquefaction Project costs	53	116
Other accrued liabilities	3	2
Total accrued liabilities	$330	$629

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—DEBT

As of June 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Long-term debt
5.625% Senior Secured Notes due 2021 (“2021 Senior Notes”)	$—	$2,000
6.25% Senior Secured Notes due 2022 (“2022 Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 Senior Notes”)	1,350	1,350
4.500% Senior Secured Notes due 2030 (“2030 Senior Notes”)	2,000	—
5.00% Senior Secured Notes due 2037 (“2037 Senior Notes”)	800	800
$1.2 billion Working Capital Facility executed in 2020 (“2020 Working Capital Facility”)	—	—
Unamortized discount, premium and debt issuance costs, net	(142)	(126)
Total long-term debt, net	13,508	13,524

Current debt
$1.2 billion Working Capital Facility executed in 2015 (“2015 Working Capital Facility”)	—	—
Total debt, net	$13,508	$13,524

2020 Material Debt Activities

2030 Senior Notes

In May 2020, we issued an aggregate principal amount of $2.0 billion of the 2030 Senior Notes. The proceeds of the notes, along with cash on hand, were used to redeem all of the outstanding 2021 Senior Notes, resulting in the recognition of debt extinguishment costs of $43 million for the three and six months ended June 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

The 2030 Senior Notes mature on May 15, 2030 and accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears. The 2030 Senior Notes are governed by the same base indenture (the “Indenture”) as all other series of the senior notes (collectively, the “Senior Notes”), except for the 2037 Senior Notes, and are further governed by the Eighth Supplemental Indenture and the Eleventh Supplemental Indenture (together with the Indenture, the “2030 Notes Indenture”). The 2030 Notes Indenture contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions, transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, sell assets, enter into transactions with affiliates and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of our assets and enter into certain LNG sales contracts.

The 2030 Senior Notes are our senior secured obligation, ranking equally in right of payment with our other existing and future unsubordinated debt and senior to any of its future subordinated debt.

At any time prior to November 15, 2029, we may redeem all or a part of the 2030 Senior Notes at a redemption price equal to the ‘make-whole’ price set forth in the Eleventh Supplemental Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time on or after November 15, 2029, redeem the 2030 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In connection with the closing of the 2030 Senior Notes offering, we entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we and any future guarantors of the 2030 Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2030 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, we have agreed to cause to become effective a shelf registration statement relating to resales of the 2030 Senior Notes. We will be obligated to pay additional interest on the 2030 Senior Notes if we fail to comply with our obligations to register the 2030 Senior Notes within the specified time period.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 Working Capital Facility. The 2020 Working Capital Facility is intended to be used for loans to us (“Revolving Loans”), swing line loans to us (“Swing Line Loans”) and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million.
Loans under the 2020 Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 1%), plus the applicable margin. The applicable margin for LIBOR loans under the 2020 Working Capital Facility is 1.125% to 1.750% per annum (depending on our then-current rating), and the applicable margin for base rate loans under the 2020 Working Capital Facility is 0.125% to 0.750% per annum (depending on our then-current rating). Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. Interest on loans deemed to be made in connection with a draw upon a letter of credit is due and payable on the date the loan becomes due.

We pay a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on our then-current rating), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of Revolving Loans, (2) letters of credit issued and (3) the outstanding principal amount of Swing Line Loans. If draws are made upon a letter of credit issued under the 2020 Working Capital Facility and we do not elect for such draw to be deemed an SPL LC Loan (an “LC Draw”), we are required to pay the full amount of the LC Draw on or prior to noon eastern time on the business day of the LC Draw. An LC Draw accrues interest at the base rate plus the applicable margin. As of June 30, 2020, no LC Draws had been made upon any letters of credit issued under the 2020 Working Capital Facility.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of June 30, 2020 (in millions):

2020 Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	409
Available commitment	$791

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Weighted average interest rate of outstanding balance	n/a
Maturity date	March 19, 2025

Restrictive Debt Covenants

As of June 30, 2020, we were in compliance with all covenants related to our debt agreements.
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total interest cost	$202	$198	$400	$395
Capitalized interest	(21)	(7)	(41)	(54)
Total interest expense, net of capitalized interest	$181	$191	$359	$341

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$12,850	$14,363	$12,850	$14,050
2037 Senior Notes (2)	800	948	800	934
Working Capital Facility (3)	—	—	—	—

(1)
Includes the Senior Notes, except the 2037 Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues (1)	$1,336	$1,171	$2,785	$2,537
LNG revenues—affiliate	61	455	249	760
Total revenues from customers	1,397	1,626	3,034	3,297
Net derivative gains (losses) (2)	(4)	—	(4)	1
Total revenues	$1,393	$1,626	$3,030	$3,298

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and six months ended June 30, 2020 included $388 million and $404 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

(2)	See Note 6—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Six Months Ended June 30, 2020
Deferred revenues, beginning of period	$132
Cash received but not yet recognized	—
Revenue recognized from prior period deferral	(132)
Deferred revenues, end of period	$—

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$53.3	9	$55.0	10

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 29% and 53% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2020 and 2019, respectively, and 37% and 55% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2020 and 2019, respectively, were related to variable consideration received from customers.

We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$59	$455	$241	$760
Contracts for Sale and Purchase of Natural Gas and LNG	2	—	8	—
Total LNG revenues—affiliate	61	455	249	760

Cost of sales—affiliate
Cargo loading fees under TUA	7	9	18	18
Contracts for Sale and Purchase of Natural Gas and LNG	4	—	5	—
Total cost of sales—affiliate	11	9	23	18

Operating and maintenance expense—affiliate
TUA	66	67	133	131
Natural Gas Transportation Agreement	21	21	41	40
Services Agreements	37	27	63	51
LNG Site Sublease Agreement	1	—	1	—
Total operating and maintenance expense—affiliate	125	115	238	222

General and administrative expense—affiliate
Services Agreements	19	21	37	36

As of June 30, 2020 and December 31, 2019, we had $2 million and $104 million of accounts receivable—affiliate, respectively, under the agreements described below.

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

Services Agreements

As of June 30, 2020 and December 31, 2019, we had $117 million and $133 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $5 million in assets to SPLNG under this agreement during the six months ended June 30, 2020. We did not convey any assets to SPLNG under this agreement during the three months ended June 30, 2020 and three and six months ended June 30, 2019.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net balances of 10% or greater of total accounts receivable, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	26%	32%	28%	32%	12%	22%
Customer B	15%	21%	16%	21%	*	13%
Customer C	18%	21%	17%	20%	27%	22%
Customer D	17%	24%	17%	24%	17%	13%
Customer E	*	—%	*	—%	10%	13%
Customer F	12%	—%	12%	—%	15%	14%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$375	$282
Non-cash distributions to affiliates for conveyance of assets	5	348

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $198 million and $683 million as of June 30, 2020 and 2019, respectively.

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

•
statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Operational

•	As of July 31, 2020, more than 1,025 cumulative LNG cargoes totaling over 70 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•
In May 2020, we issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”). Net proceeds of the offering, along with cash on hand, were used to redeem all of our outstanding 5.625% Senior Notes due 2021 (the “2021 Senior Notes”).

•
In March 2020, we entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”), which refinanced our previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in

2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 5% during the six months ended June 30, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future months as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $1.76 during the three months ended June 30, 2020, 60% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $2.68 during the three months ended June 30, 2020, 50% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which customers have notified us that they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in certain cases moderate, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. As of June 30, 2020, we have incurred approximately $30 million of such costs.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	167	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated Working Capital Facility (“2015 Working Capital Facility”)	—	786
2020 Working Capital Facility	791	—

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. Additionally, SPLNG has received authorization from the FERC for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of June 30, 2020:

Train 6
Overall project completion percentage	63.9%
Completion percentage of:
Engineering	96.5%
Procurement	91.1%
Subcontract work	44.3%
Construction	25.3%
Date of expected substantial completion	2H 2022

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2020, we had secured up to approximately 4,855 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 9 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2020, we have incurred $1.6 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the three months ended June 30, 2020 and 2019, we recorded operating and maintenance expense—affiliate of $66 million and $67 million, respectively, for the TUA Fees and cost of sales—affiliate of $7 million and $9 million, respectively, for cargo loading services incurred under the TUA. During the six months ended June 30, 2020 and 2019, we recorded operating and maintenance expense—affiliate of $133 million and $131 million, respectively, for the TUA Fees and cost of sales—affiliate of $18 million during each of the six months ended June 30, 2020 and 2019 for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2020 and 2019, we recorded $33 million and $32 million, respectively, and during the six months ended June 30, 2020 and 2019, we recorded $65 million and $40 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Senior notes (1)	$13,650	$13,650
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (2)	409	414
Available commitments under credit facilities (2)	791	786
Total capital resources from borrowings and available commitments (3)	$14,850	$14,850

(1)
Includes 2021 Senior Notes, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), 2030 Senior Notes and 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) (collectively, the “Senior Notes”).

(2)
Includes outstanding balances under the 2015 Working Capital Facility and 2020 Working Capital Facility, inclusive of any portion of the 2020 Working Capital Facility that may be used for general corporate purposes.

(3)	Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

Senior Notes

In May 2020, we issued an aggregate principal amount of $2.0 billion of the 2030 Senior Notes. The 2030 Senior Notes accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears.

The Senior Notes are governed by a common indenture (the “Indenture”) and the terms of the 2037 Senior Notes are governed by a separate indenture (the “2037 Senior Notes Indenture”). Both the Indenture and the 2037 Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to three months before the respective dates of maturity for each series of the Senior Notes (except for the 2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2037 Senior Notes, in which case the time period is six months before the respective dates of maturity), we may redeem all or part of such series of the Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within three months of the respective maturity dates for each series of the Senior Notes (except for the 2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2037 Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Both the 2037 Senior Notes Indenture and the Indenture include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the 2020 Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

In connection with the closing of the 2030 Senior Notes offering, we entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we and any future guarantors of the 2030 Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2030 Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, we have agreed to cause to become effective a shelf registration statement relating to resales of the 2030 Senior Notes. We will be obligated to pay additional interest on the 2030 Senior Notes if we fail to comply with our obligations to register the 2030 Senior Notes within the specified time period.

2015 Working Capital Facility

In March 2020, we terminated the remaining commitments under the 2015 Working Capital Facility. As of December 31, 2019, we had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 Working Capital Facility.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 Working Capital Facility. The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of June 30, 2020, we had $791 million of available commitments, $409 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of June 30, 2020, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2020	2019
Operating cash flows	$691	$450
Investing cash flows	(543)	(568)
Financing cash flows	(162)	(42)

Net decrease in cash, cash equivalents and restricted cash	(14)	(160)
Cash, cash equivalents and restricted cash—beginning of period	181	756
Cash, cash equivalents and restricted cash—end of period	$167	$596
Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2020 and 2019 were $691 million and $450 million, respectively. The $241 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to increased revenues related to LNG cargoes for which customers have notified us that they will not take delivery.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2020 and 2019 were $543 million and $568 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the six months ended June 30, 2020 were $162 million, as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2030 Senior Notes, which was used to redeem all of the outstanding 2021 Senior Notes;

•	$39 million of debt extinguishment costs related to the redemption of the 2021 Senior Notes;

•	$34 million of debt issuance costs related to up-front fees paid upon closing of the 2030 Senior Notes and the 2020 Working Capital Facility;

•	$487 million of equity contributions from Cheniere Partners; and

•	$571 million of distributions to Cheniere Partners.

Financing cash net outflows during the six months ended June 30, 2019 were $42 million, primarily as a result of:

•	$806 million of equity contributions from Cheniere Partners; and

•	$848 million of distributions to Cheniere Partners.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the six months ended June 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the six months ended June 30, 2020 and 2019:

Our net income was $353 million in the three months ended June 30, 2020, compared to $150 million in the three months ended June 30, 2019. This $203 million increase in net income was primarily a result of accelerated revenues recognized from LNG cargoes for which customers have notified us that they will not take delivery, partially offset by an increase in loss on modification or extinguishment of debt.

Our net income was $713 million in the six months ended June 30, 2020, compared to $458 million in the six months ended June 30, 2019. This $255 million increase in net income was primarily a result of accelerated revenues recognized from LNG cargoes for which customers have notified us that they will not take delivery, partially offset by increases in (1) operating and maintenance expense, (2) loss on modification or extinguishment of debt, (3) depreciation and amortization expense and (4) interest expense, net or capitalized interest.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$1,332	$1,171	$161	$2,781	$2,538	$243
LNG revenues—affiliate	61	455	(394)	249	760	(511)
Total revenues	$1,393	$1,626	$(233)	$3,030	$3,298	$(268)

LNG volumes recognized as revenues (in TBtu)	207	305	(98)	534	568	(34)

Total revenues decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily as a result of decreased revenues per MMBtu and decreased volumes recognized as revenues between the periods. These decreases were partially offset by revenues associated with LNG cargoes for which customers have notified us that they will not take delivery. LNG revenues during the three and six months ended June 30, 2020 included $388 million and $404 million, respectively, in such revenues, of which $244 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. As we have recognized accelerated revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, we may expect decreased revenues in future periods for which the deliveries would have occurred. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $41 million and $34 million during the three months ended June 30, 2020 and 2019, respectively, and $81 million and $79 million during the six months ended June 30, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$398	$880	$(482)	$1,097	$1,759	$(662)
Cost of sales—affiliate	11	9	2	23	18	5
Operating and maintenance expense	142	138	4	281	248	33
Operating and maintenance expense—affiliate	125	115	10	238	222	16
General and administrative expense	6	2	4	7	3	4
General and administrative expense—affiliate	19	21	(2)	37	36	1
Depreciation and amortization expense	116	118	(2)	233	214	19
Impairment expense and loss on disposal of assets	—	3	(3)	—	5	(5)
Total operating costs and expenses	$817	$1,286	$(469)	$1,916	$2,505	$(589)

Our total operating costs and expenses decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily as a result of decreased cost of sales from lower volumes and pricing of natural gas feedstock.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended June 30, 2020 from the three months ended June 30, 2019, due to decreases in both pricing and volumes of natural gas feedstock during the periods, whereas the decrease during the six months ended June 30, 2020 from the six months ended June 30, 2019 was primarily due to the decrease in pricing of natural gas feedstock between the periods. Partially offsetting the decrease in cost of natural gas feedstock between the six months periods was decreased gains from commodity derivatives to secure natural gas feedstock for the Liquefaction Project, primarily due to relative shifts in long-term forward prices between the periods.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. Additionally, operating and maintenance expense (including affiliates) includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Excluding the costs incurred in response to the COVID-19 pandemic, operating and maintenance expense (including affiliates) decreased during the three months ended June 30, 2020 from the three months ended June 30, 2019 due to a decrease in third-party service and maintenance contract costs and other operating costs, as the three months ended June 30, 2019 included cost of turnaround and related activities at the Liquefaction Project that did not recur in the comparable period of 2020. Excluding the costs incurred in response to the COVID-19 pandemic, operating and maintenance expense (including affiliates) increased during the six months ended June 30, 2020 from the six months ended June 30, 2019 due to an increase in TUA reservation charges due to Total under the partial TUA assignment agreement and increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion, partially offset by the decreased costs associated with turnaround and related activities. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the six months ended June 30, 2020 from the six months ended June 30, 2019, as the assets related to Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$181	$191	$(10)	$359	$341	$18
Loss on modification or extinguishment of debt	42	—	42	43	—	43
Other income, net	—	(1)	1	(1)	(6)	5
Total other expense	$223	$190	$33	$401	$335	$66

Interest expense, net of capitalized interest, decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in the portion of total interest costs that was eligible for capitalization as the construction of Train 6 commenced in May 2019. Interest expense, net of capitalized interest, increased during the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization as a result of an additional Train in operation between the periods. During the three months ended June 30, 2020 and 2019, we incurred $202 million and $198 million of total interest cost, respectively, of which we capitalized $21 million and $7 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project. During the six months ended June 30, 2020 and 2019, we incurred $400 million and $395 million of total interest cost, respectively, of which we capitalized $41 million and $54 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the three and six months ended June 30, 2020 from the comparable periods in 2019. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 2021 Senior Notes.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$50	$1	$24	$1

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Eleventh Supplemental Indenture, dated as of May 8, 2020, between the Company and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.1
Registration Rights Agreement, dated as of May 8, 2020, between the Company and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.2*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Electrical Studies for GTG Grid Modification, dated April 2, 2020, (ii) the Change Order CO-00019 Third Berth - Change in 5kV Electrical Tie-In, dated April 30, 2020, (iii) the Change Order CO-00020 LNG Berth 3 LNTP No. 4, dated May 4, 2020, (iv) the Change Order CO-00021 Train 6 P1601 A/B/ Flange Changes, dated May 27, 2020 and (v) the Change Order CO-00022 Train 6 H2S Skid Modifications to Level Transmitters & GTG Pressure Range Change on PT-573 A/B, dated June 4, 2020

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 5, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)