Form 10-Q
period 2020-09-30
Sabine Pass Liquefaction, LLC
filed 2020-11-06
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	157	181
Accounts and other receivables, net	197	292
Accounts receivable—affiliate	83	104
Advances to affiliate	98	133
Inventory	100	103
Derivative assets	14	17
Prepaid expenses	38	29
Tax receivables	39	1
Other current assets	19	6
Other current assets—affiliate	21	22
Total current assets	766	888

Property, plant and equipment, net	14,183	13,861
Debt issuance costs, net	10	6
Non-current derivative assets	30	32
Other non-current assets, net	159	165
Total assets	$15,148	$14,952

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$13	$38
Accrued liabilities	430	629
Accrued liabilities—related party	2	—
Due to affiliates	46	49
Deferred revenue	157	132
Derivative liabilities	31	9
Total current liabilities	679	857

Long-term debt, net	13,514	13,524
Non-current derivative liabilities	25	16
Other non-current liabilities	8	5
Other non-current liabilities—affiliate	15	16

Member’s equity	907	534
Total liabilities and member’s equity	$15,148	$14,952

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$807	$1,140	$3,588	$3,678
LNG revenues—affiliate	103	257	352	1,017
Total revenues	910	1,397	3,940	4,695

Operating costs and expenses
Cost of sales (excluding items shown separately below)	454	742	1,551	2,501
Cost of sales—affiliate	37	17	60	35
Operating and maintenance expense	124	150	405	398
Operating and maintenance expense—affiliate	114	113	352	335
General and administrative expense	1	1	8	4
General and administrative expense—affiliate	17	28	54	64
Depreciation and amortization expense	115	117	348	331
Impairment expense and loss on disposal of assets	—	1	—	6
Total operating costs and expenses	862	1,169	2,778	3,674

Income from operations	48	228	1,162	1,021

Other income (expense)
Interest expense, net of capitalized interest	(164)	(183)	(523)	(524)
Loss on modification or extinguishment of debt	—	—	(43)	—
Other income, net	—	3	1	9
Total other expense	(164)	(180)	(565)	(515)

Net income (loss)	$(116)	$48	$597	$506

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2020
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2019	$534	$534
Capital contributions	226	226
Distributions	(376)	(376)
Net income	360	360
Balance at March 31, 2020	744	744
Capital contributions	261	261
Distributions	(200)	(200)
Net income	353	353
Balance at June 30, 2020	1,158	1,158
Distributions	(135)	(135)
Net loss	(116)	(116)
Balance at September 30, 2020	$907	$907

Three and Nine Months Ended September 30, 2019
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2018	$466	$466
Capital contributions	164	164
Distributions	(231)	(231)
Net income	308	308
Balance at March 31, 2019	707	707
Capital contributions	642	642
Distributions	(965)	(965)
Net income	150	150
Balance at June 30, 2019	534	534
Capital contributions	143	143
Distributions	(204)	(204)
Net income	48	48
Balance at September 30, 2019	$521	$521

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$597	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	348	331
Amortization of debt issuance costs, premium and discount	19	20
Loss on modification or extinguishment of debt	43	—
Total losses (gains) on derivatives, net	38	(30)
Net cash provided by (used for) settlement of derivative instruments	(2)	11
Impairment expense and loss on disposal of assets	—	6
Changes in operating assets and liabilities:
Accounts and other receivables, net	95	37
Accounts receivable—affiliate	22	47
Advances to affiliate	28	(43)
Inventory	2	(2)
Accounts payable and accrued liabilities	(166)	(261)
Accrued liabilities—related party	2	—
Due to affiliates	(3)	4
Deferred revenue	26	56
Other, net	(29)	(26)
Net cash provided by operating activities	1,020	656

Cash flows from investing activities
Property, plant and equipment, net	(747)	(1,123)
Other	—	(1)
Net cash used in investing activities	(747)	(1,124)

Cash flows from financing activities
Proceeds from issuances of debt	1,995	—
Repayments of debt	(2,000)	—
Debt issuance and other financing costs	(34)	—
Debt extinguishment costs	(39)	—
Capital contributions	487	949
Distributions	(706)	(1,052)
Net cash used in financing activities	(297)	(103)

Net decrease in cash, cash equivalents and restricted cash	(24)	(571)
Cash, cash equivalents and restricted cash—beginning of period	181	756
Cash, cash equivalents and restricted cash—end of period	$157	$185

Balances per Balance Sheet:

September 30,
2020
Cash and cash equivalents	$—
Restricted cash	157
Total cash, cash equivalents and restricted cash	$157

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

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income reported on our Statements of Operations, is able to be included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2020 and December 31, 2019, we had $157 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Trade receivable	$175	$283
Other accounts receivable	22	9
Total accounts and other receivables, net	$197	$292

NOTE 4—INVENTORY

As of September 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Natural gas	$13	$9
LNG	18	27
Materials and other	69	67
Total inventory	$100	$103

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal	$13,700	$13,736
LNG terminal construction-in-process	1,924	1,222
Accumulated depreciation	(1,446)	(1,104)
Total LNG terminal costs, net	14,178	13,854
Fixed assets
Fixed assets	19	18
Accumulated depreciation	(14)	(11)
Total fixed assets, net	5	7
Property, plant and equipment, net	$14,183	$13,861

The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$114	$115	$345	$327
Offsets to LNG terminal costs (1)	—	—	—	48

(1)    We realize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(7)	$(5)	$—	$(12)	$3	$(3)	$24	$24

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$—	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.527) - $0.055 / $0.001

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$51	$34	$24	$(25)
Realized and mark-to-market gains (losses):
Included in cost of sales	(47)	(42)	(22)	(22)
Purchases and settlements:
Purchases	5	(1)	4	(4)
Settlements	(8)	1	(6)	43
Transfers into Level 3, net (1)	(1)	—	—	—
Balance, end of period	$—	$(8)	$—	$(8)
Change in unrealized losses relating to instruments still held at end of period	$(47)	$(42)	$(22)	$(22)

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 3,207 TBtu and 3,663 TBtu as of September 30, 2020 and December 31, 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that we have with a related party.
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	September 30, 2020	December 31, 2019
Derivative assets	$14	$17
Non-current derivative assets	30	32
Total derivative assets	44	49

Derivative liabilities	(31)	(9)
Non-current derivative liabilities	(25)	(16)
Total derivative liabilities	(56)	(25)

Derivative asset (liability), net	$(12)	$24

(1)    Does not include collateral posted with counterparties by us of $12 million and $2 million for such contracts, which are included in other current assets in our Balance Sheets as of September 30, 2020 and December 31, 2019,

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
respectively. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of September 30, 2020.
The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives gain	LNG revenues	$7	$1	$3	$2
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(74)	(55)	(41)	28

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

Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2020
Liquefaction Supply Derivatives	$47	$(3)	$44
Liquefaction Supply Derivatives	(59)	3	(56)
As of December 31, 2019
Liquefaction Supply Derivatives	$51	$(2)	$49
Liquefaction Supply Derivatives	(27)	2	(25)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$85	$87
Advances and other asset conveyances to third parties to support LNG terminal	34	35
Operating lease assets	23	21
Information technology service prepayments	5	6
Advances made under EPC and non-EPC contracts	4	15
Other	8	1
Total other non-current assets, net	$159	$165

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Interest costs and related debt fees	$160	$186
Accrued natural gas purchases	212	325
Liquefaction Project costs	54	116
Other accrued liabilities	4	2
Total accrued liabilities	$430	$629

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

As of September 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Long-term debt:
4.200% to 6.25% senior secured notes due through 2037 and working capital facility (“2020 Working Capital Facility”)	$13,650	$13,650
Unamortized premium, discount and debt issuance costs, net	(136)	(126)
Total long-term debt, net	13,514	13,524

Current debt:
$1.2 billion Working Capital Facility executed in 2015 (“2015 Working Capital Facility”)	—	—
Total debt, net	$13,514	$13,524

Issuances

The following table shows the issuances of debt during the nine months ended September 30, 2020:

	Maturity Date	Interest Rate	Principal Amount Issued (in millions)
Three Months Ended June 30, 2020
4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) (1)	May 15, 2030	4.500%	$2,000

Nine Months Ended September 30, 2020 total			$2,000

(1)Proceeds of the 2030 Senior Notes, along with available cash, were used to redeem all of our outstanding 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”), resulting in the recognition of debt extinguishment costs of $43 million for the nine months ended September 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of September 30, 2020 (in millions):

2020 Working Capital Facility (1)
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	413
Available commitment	$787

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Weighted average interest rate of outstanding balance	n/a
Maturity date	March 19, 2025

(1)The 2020 Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. We pay a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on our then-current rating), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of loans, (2) letters of credit issued and (3) the outstanding principal amount of swing line loans.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Restrictive Debt Covenants

As of September 30, 2020, we were in compliance with all covenants related to our debt agreements.
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest cost	$189	$198	$589	$593
Capitalized interest	(25)	(15)	(66)	(69)
Total interest expense, net of capitalized interest	$164	$183	$523	$524

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$12,850	$14,441	$12,850	$14,050
Senior notes — Level 3 (2)	800	946	800	934
Working capital facility (3)	—	—	—	—

(1)The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.
(2)The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.
(3)The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues (1)	$800	$1,139	$3,585	$3,676
LNG revenues—affiliate	103	257	352	1,017
Total revenues from customers	903	1,396	3,937	4,693
Net derivative gains (2)	7	1	3	2
Total revenues	$910	$1,397	$3,940	$4,695

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and nine months ended September 30, 2020 included $109 million and $513 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Nine Months Ended September 30, 2020
Deferred revenues, beginning of period	$132
Cash received but not yet recognized	157
Revenue recognized from prior period deferral	(132)
Deferred revenues, end of period	$157

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$52.9	9	$55.0	10

(1)    The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 39% and 49% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2020 and 2019, respectively, and 37% and 53% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2020 and 2019, respectively, were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$87	$255	$328	$1,015
Contracts for Sale and Purchase of Natural Gas and LNG	16	2	24	2
Total LNG revenues—affiliate	103	257	352	1,017

Cost of sales—affiliate
Cheniere Marketing Agreements	32	—	32	—
Cargo loading fees under TUA	5	11	23	29
Contracts for Sale and Purchase of Natural Gas and LNG	—	6	5	6
Total cost of sales—affiliate	37	17	60	35

Operating and maintenance expense—affiliate
TUA	67	65	200	196
Natural Gas Transportation Agreement	20	20	61	60
Services Agreements	27	27	90	78
LNG Site Sublease Agreement	—	1	1	1
Total operating and maintenance expense—affiliate	114	113	352	335

General and administrative expense—affiliate
Services Agreements	17	28	54	64

As of September 30, 2020 and December 31, 2019, we had $83 million and $104 million of accounts receivable—affiliate, respectively, under the agreements described below.

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

Facility Swap Agreement

In August 2020, we entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both September 30, 2020 and December 31, 2019, we recorded due to affiliates of $7 million related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. We recorded accrued liabilities—related party of $2 million as of September 30, 2020 related to these agreements.

Services Agreements

As of September 30, 2020 and December 31, 2019, we had $98 million and $133 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

Natural Gas Supply Agreement

We are a party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain feed gas for the operation of the Liquefaction Project. The term of the agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $5 million in assets to SPLNG under this agreement during the nine months ended September 30, 2020. We did not convey any assets to SPLNG under this agreement during the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net balances of 10% or greater of total accounts receivable, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	*	25%	23%	30%	17%	22%
Customer B	15%	20%	16%	20%	21%	13%
Customer C	28%	24%	19%	21%	12%	22%
Customer D	24%	20%	19%	23%	34%	13%
Customer E	*	*	*	*	—	13%
Customer F	*	*	10%	*	11%	14%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$527	$542
Non-cash distributions to affiliates for conveyance of assets	5	348

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $217 million and $287 million as of September 30, 2020 and 2019, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
•statements that we expect to commence or complete construction of our natural gas liquefaction project, or any expansions or portions thereof, by certain dates, or at all;
•statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;
•statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;
•statements relating to the construction of our Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
•statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total natural gas liquefaction or storage capacities that are, or may become, subject to contracts;
•statements regarding counterparties to our commercial contracts, construction contracts and other contracts;
•statements regarding our planned development and construction of additional Trains, including the financing of such Trains;
•statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;
•statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;
•statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and
•any other statements that relate to non-historical or future information.
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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic
•In August 2020, we entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.
Operational
•As of October 31, 2020, more than 1,075 cumulative LNG cargoes totaling approximately 75 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•In May 2020, we issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”). Net proceeds of the offering, along with cash on hand, were used to redeem all of our outstanding 5.625% Senior Notes due 2021 (the “2021 Senior Notes”).

•In March 2020, we entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”), which refinanced our previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 3% during the nine months ended September 30, 2020 compared to the comparable period of 2019, we continue to be cautiously optimistic on the outlook. Global economic indicators point to a start of a recovery in some parts of the world but risks from second waves of infections and re-instatement of lockdowns could exert bearish pressures on the market. LNG importers had to cope with strict virus containment measures throughout the first and second quarters of 2020, which negatively impacted gas and LNG demand and resulted in many buyers having to resort to extraordinary measures to manage LNG supply purchases and contractual commitments. Some of these measures included cargo deferrals and cancellations. As the market started to rebalance and storage inventories started to normalize, prices today have recovered from their second quarter lows. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled October at $4.23/MMBtu, which is $3.09/MMBtu higher than the June 2020 settlement. The Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled October at $4.31/MMBtu, which is $2.25/MMBtu higher than its July price posting. The number of LNG cargoes for which customers have notified us that they will not take delivery have reduced from this summer, a sign that the market is continuing to adjust and rebalance towards equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. We have incurred approximately $1 million and $31 million of such costs during the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	157	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated Working Capital Facility (“2015 Working Capital Facility”)	—	786
2020 Working Capital Facility	787	—

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. Additionally, SPLNG has received authorization from the FERC for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of September 30, 2020:

Train 6
Overall project completion percentage	70.9%
Completion percentage of:
Engineering	97.8%
Procurement	98.2%
Subcontract work	48.0%
Construction	34.6%
Date of expected substantial completion	2H 2022

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).
•Trains 5 and 6—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).
The DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 seeking authorization to make additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing SPL to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing SPL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us by the end of 2020. Under these SPAs, the customers will purchase LNG from us on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to us, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 43 cargoes scheduled for delivery in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2020, we had secured up to approximately 5,051 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2020, we have incurred $1.8 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the three months ended September 30, 2020 and 2019, we recorded operating and maintenance expense—affiliate of $67 million and $65 million, respectively, for the TUA Fees and cost of sales—affiliate of $5 million and $11 million, respectively, for cargo loading services incurred under the TUA. During the nine months ended September 30, 2020 and 2019, we recorded operating and maintenance expense—affiliate of $200 million and $196 million, respectively, for the TUA Fees and cost of sales—affiliate of $23 million and $29 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2020 and 2019, we recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During the nine months ended September 30, 2020 and 2019, we recorded $97 million and $72 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Senior notes (1)	$13,650	$13,650
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (2)	413	414
Available commitments under credit facilities (2)	787	786
Total capital resources from borrowings and available commitments (3)	$14,850	$14,850

(1)Includes 2021 Senior Notes, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), 2030 Senior Notes and 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) (collectively, the “Senior Notes”).
(2)Includes outstanding balances under the 2015 Working Capital Facility and 2020 Working Capital Facility, inclusive of any portion of the 2020 Working Capital Facility that may be used for general corporate purposes.
(3)Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

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

Both the 2037 Senior Notes Indenture and the Indenture include restrictive covenants. We may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than our current outstanding indebtedness, including the Senior Notes and the 2020 Working Capital Facility. Under the 2037 Senior Notes Indenture and the Indenture, we may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service reserve ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

2015 Working Capital Facility

In March 2020, we terminated the remaining commitments under the 2015 Working Capital Facility. As of December 31, 2019, we had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 Working Capital Facility.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 Working Capital Facility. The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of September 30, 2020, we had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of September 30, 2020, we were in compliance with all covenants related to our debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2020	2019
Operating cash flows	$1,020	$656
Investing cash flows	(747)	(1,124)
Financing cash flows	(297)	(103)

Net decrease in cash, cash equivalents and restricted cash	(24)	(571)
Cash, cash equivalents and restricted cash—beginning of period	181	756
Cash, cash equivalents and restricted cash—end of period	$157	$185
Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2020 and 2019 were $1,020 million and $656 million, respectively. The $364 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to decreased operating costs and expenses.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2020 and 2019 were $747 million and $1,124 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net outflows during the nine months ended September 30, 2020 were $297 million, as a result of:
•issuance of an aggregate principal amount of $2.0 billion of the 2030 Senior Notes, which was used to redeem all of the outstanding 2021 Senior Notes;
•$39 million of debt extinguishment costs related to the redemption of the 2021 Senior Notes;
•$34 million of debt issuance costs related to up-front fees paid upon closing of the 2030 Senior Notes and the 2020 Working Capital Facility;
•$487 million of equity contributions from Cheniere Partners; and
•$706 million of distributions to Cheniere Partners.

Financing cash net outflows during the nine months ended September 30, 2019 were $103 million, as a result of:
•$949 million of equity contributions from Cheniere Partners; and
•$1,052 million of distributions to Cheniere Partners.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the nine months ended September 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the nine months ended September 30, 2020 and 2019:

Trains in Operation
SPL Train 1
SPL Train 2
SPL Train 3
SPL Train 4
SPL Train 5
2019
2020
Q1
Q2
Q3
Q4
Q1
Q2
Q3

(1)	The nine months ended September 30, 2020 excludes 11 TBtu that was loaded at our affiliate’s facility.
Our net loss was $116 million for the three months ended September 30, 2020, compared to net income of $48 million in the three months ended September 30, 2019. This $164 million decrease in net income was primarily attributable to the impact of prior period elections by our long-term SPA customers to exercise their contractual right to not take delivery of LNG cargoes that were scheduled to be delivered this quarter.

Our net income was $597 million for the nine months ended September 30, 2020, compared to $506 million in the nine months ended September 30, 2019. This $91 million increase in net income was primarily a result of increased margins due to lower pricing of natural gas feedstock and additional LNG volume available to be sold from an additional Train that has reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes. This increase was partially offset by an increase in loss on modification or extinguishment of debt incurred in conjunction with the refinancing of the 2021 Senior Notes and an increase in operating and maintenance expense (including affiliates) from costs incurred in response to the COVID-19 pandemic.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$807	$1,140	$(333)	$3,588	$3,678	$(90)
LNG revenues—affiliate	103	257	(154)	352	1,017	(665)
Total revenues	$910	$1,397	$(487)	$3,940	$4,695	$(755)

LNG volumes recognized as revenues (in TBtu)	132	277	(145)	666	845	(179)

Total revenues decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, primarily as a result of decreased volumes recognized as revenues between the periods due to LNG cargoes for which customers have notified us that they will not take delivery, although these decreases were partially offset by the revenues associated with LNG cargoes for which customers have notified us that they will not take delivery. LNG revenues during the three and nine months ended September 30, 2020 included $109 million and $513 million, respectively, in such revenues, of which $21 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues—affiliate also decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 due to less sales made to Cheniere Marketing at lower pricing. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2019, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.

Also included in LNG revenues are sale of unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $130 million and $35 million during the three months ended September 30, 2020 and 2019, respectively, and $211 million and $114 million during the nine months ended September 30, 2020 and 2019, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$454	$742	$(288)	$1,551	$2,501	$(950)
Cost of sales—affiliate	37	17	20	60	35	25
Operating and maintenance expense	124	150	(26)	405	398	7
Operating and maintenance expense—affiliate	114	113	1	352	335	17
General and administrative expense	1	1	—	8	4	4
General and administrative expense—affiliate	17	28	(11)	54	64	(10)
Depreciation and amortization expense	115	117	(2)	348	331	17
Impairment expense and loss on disposal of assets	—	1	(1)	—	6	(6)
Total operating costs and expenses	$862	$1,169	$(307)	$2,778	$3,674	$(896)

Our total operating costs and expenses decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, primarily as a result of decreased cost of sales from lower volumes and pricing of natural gas feedstock.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019, due to the decrease in the volumes of natural gas feedstock during the periods, whereas the decrease during the nine months ended September 30, 2020 from the nine months ended September 30, 2019 was primarily due to decreases in both the pricing and volumes of natural gas feedstock between the periods. Partially offsetting these decreases was increases in costs associated with a portion of derivative instruments that settle through physical delivery and increased losses from commodity derivatives to secure natural gas feedstock for the Liquefaction Project, primarily due to an unfavorable shift in long-term forward prices relative to our hedged position. Cost of sales—affiliate increased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 for the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational interruption, such as the one we experienced during the shutdown of the Liquefaction Project during Hurricane Laura in September 2020.

Operating and maintenance expense (including affiliate) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliates) decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019 due to a decrease in third-party service and maintenance contract costs and other operating costs, as the three months ended September 30, 2019 included cost of turnaround and related activities at the Liquefaction Project that did not recur in the comparable period of 2020. Operating and maintenance expense (including affiliates) increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019 due to an increase in TUA reservation charges due to Total under the partial TUA assignment agreement and increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion, partially offset by the decreased costs associated with turnaround and related activities. Additionally, operating and maintenance expense (including affiliates) during the three and nine months ended September 30, 2020 includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019, as the assets related to Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$164	$183	$(19)	$523	$524	$(1)
Loss on modification or extinguishment of debt	—	—	—	43	—	43
Other income, net	—	(3)	3	(1)	(9)	8
Total other expense	$164	$180	$(16)	$565	$515	$50

Interest expense, net of capitalized interest, decreased during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to lower interest costs as a result of refinancing higher cost debt. During the three months ended September 30, 2020, there was also an increase in the portion of total interest costs that was eligible for capitalization as the construction of Train 6 commenced in May 2019. During the three months ended September 30, 2020 and 2019, we incurred $189 million and $198 million of total interest cost, respectively, of which we capitalized $25 million and $15 million, respectively, and during the nine months ended September 30, 2020 and 2019, we incurred $589 million and $593 million of total interest cost, respectively, of which we capitalized $66 million and $69 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the nine months ended September 30, 2020 from the comparable period in 2019. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the redemption of the 2021 Senior Notes.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(12)	$5	$24	$1

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
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00023 Third Berth Vapor Fence Provisional Sum Scope Removal and Closeout, dated June 22, 2020, (ii) the Change Order CO-00024 Train 6 Thermowell Upgrades, dated June 22, 2020, (iii) the Change Order CO-00025 Third Berth Bubble Curtain, dated June 22, 2020, (iv) the Change Order CO-00026 Third Berth Fuel Provisional Sum Closure Change Order, dated July 14, 2020, (v) the Change Order CO-00027 Third Berth Currency Provisional Sum Closure Change Order, dated July 20, 2020, (vi) the Change Order CO-00028 Train 6 Hot Oil WHRU PSV Bypass, dated August 11, 2020 and (vii) the Change Order CO-00029 Change in Law IMO 2020 Regulatory Change – Low Sulphur Emissions on Marine Vessels, dated August 25, 2020

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 5, 2020	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)