Form 10-K
period 2020-12-31
Sabine Pass Liquefaction, LLC
filed 2021-02-24
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable
Documents incorporated by reference: None

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
•any other statements that relate to non-historical or future information; and
•other factors described in Item 1A. Risk Factors in this Annual Report on Form 10-K.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

General

We are a Delaware limited liability company formed by Cheniere Energy Partners, L.P. (“Cheniere Partners”). We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the second half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by Sabine Pass LNG, L.P. (“SPLNG”).

We remain focused on operational excellence and customer satisfaction. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG terminal, which provides opportunity for further liquefaction capacity expansion. Further development of the Sabine Pass LNG terminal will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our Trains;
•procuring natural gas to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for seven of eight long-term SPA customers as of December 31, 2020;
•safely, on-time and on-budget completing construction and commencing operation of Train 6 of the Liquefaction Project;
•maximizing the production of LNG to serve our long-term customers and generating steady and stable revenues and operating cash flows; and
•strategically identifying actionable environmental solutions.

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the second half of 2022, and a third marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. Additionally, SPLNG has received authorization from the FERC for the construction of the third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2020:

Train 6
Overall project completion percentage	77.6%
Completion percentage of:
Engineering	99.0%
Procurement	99.9%
Subcontract work	54.9%
Construction	49.2%
Date of expected substantial completion	2H 2022

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

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of our long-term authorizations to include short-term export authority, and vacated the short-term orders.

An application was filed in September 2019 seeking authorization to make additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing us to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing us to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights)with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

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

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

The annual contracted cash flows from fixed fees of each buyer of LNG under our third-party SPAs that constitute more than 10% of the aggregate fixed fees under all our SPAs are:
•approximately $720 million from BG Gulf Coast LNG, LLC (“BG”), which is guaranteed by BG Energy Holdings Limited;
•approximately $550 million from Korea Gas Corporation (“KOGAS”);
•approximately $550 million from GAIL;
•approximately $450 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.); and
•approximately $310 million from Total Gas & Power North America, Inc. (“Total”), which is guaranteed by Total S.A.

The annual aggregate fixed fees for all of our other SPAs with third-parties is approximately $490 million, prior to giving effect to an SPA that Cheniere has committed to provide to us.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2020	2019	2018
BG	25%	29%	30%
GAIL	19%	21%	20%
KOGAS	18%	21%	24%
Naturgy	16%	19%	23%

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2020, we had secured up to approximately 4,950 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of December 31, 2020, we have incurred $1.9 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the years ended December 31, 2020, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $265 million, $261 million and $256 million, respectively, for the TUA Fees and cost of sales—affiliate of $33 million, $40 million and $32 million, respectively, for cargo loading services incurred under the TUA.
Additionally, we have entered into a partial TUA assignment agreement with Total, another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the years ended December 31, 2020, 2019 and 2018, we recorded $129 million, $104 million and $30 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.
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

The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of Trains 1 through 4 of the Liquefaction Project (and related facilities). Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. In October 2012, we applied to amend the FERC approval to reflect certain modifications to the Liquefaction Project, and in August 2013, the FERC issued an order approving the modifications. In October 2013, we applied to further amend the FERC approval, requesting authorization to increase the total permitted LNG production capacity of Trains 1 through 4 from the then authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity of Trains 1 through 4. In February 2014, the FERC issued an order approving the October 2013 application (the “February 2014 Order”). A party to the proceeding requested a rehearing of the February 2014 Order, and in September 2014, the FERC issued an order denying the rehearing request (the “FERC Order Denying Rehearing”). The party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review the February 2014 Order and the FERC Order Denying

Rehearing. The court denied the petition in June 2016. In September 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Liquefaction Project, which was granted by the FERC in an order issued in April 2015 and an order denying rehearing issued in June 2015. These orders are not subject to appellate court review. In October of 2018, we applied to the FERC for authorization to add a third marine berth to the Liquefaction Project, which FERC approved in February of 2020.

On September 27, 2019, we filed a request with the FERC pursuant to Section 3 of the NGA, requesting authorization to increase the total LNG production capacity of the terminal from currently authorized levels to an amount which reflects more accurately the capacity of the facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE.

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to approximately $1.3 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

Several other material governmental and regulatory approvals and permits will be required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of our liquefaction facility, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facility. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.

DOE Export Licenses

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal as discussed in Liquefaction Facilities. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA applications for exports of natural gas to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest.

Other Governmental Permits, Approvals and Authorizations

Construction and operation of the Liquefaction Project requires additional permits, orders, approvals and consultations to be issued by various federal and state agencies, including the DOT, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service (“FWS”), the U.S. Environmental Protection Agency (the “EPA”), U.S. Department of Homeland Security and the Louisiana Department of Environmental Quality (“LDEQ”).

The USACE issues its permits under the authority of the Clean Water Act (“CWA”) (Section 404) and the Rivers and Harbors Act (Section 10) (the “Section 10/404 Permit”). The EPA administers the Clean Air Act (“CAA”), and has delegated authority to the LDEQ to issue the Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”). These two permits are issued by the LDEQ for the Liquefaction Project.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter (“OTC”) derivatives market and entities, such as us, that participate in those markets. Most of the regulations are already in effect, while other rules and regulations, including the new rules on speculative position limits that were finalized by the CFTC on October 15, 2020, are in the process of being phased in. The full impact of the CFTC’s position limits rules is not yet known and these rules could have a significant impact on our business.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers (as defined in the Dodd-Frank Act), including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We qualify as a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of greenhouse gas (“GHG”) emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent GHG emissions rulemaking. We are supportive of regulations reducing GHG emissions over time.

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

In August 2019, the FWS announced a series of changes to the rules implementing the ESA, including revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat, and prohibitions related to threatened wildlife and plants and in August and September 2020, the FWS proposed additional changes to its regulation for designating critical habitat. The revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions.

In addition, in January 2021, the FWS issued a final rule defining the scope of the MBTA to cover only actions intentionally directed at migratory birds, their nests or their eggs.

On January 20, 2021, President Biden issued an executive order directing the heads of all agencies to immediately review all regulatory actions taken between January 20, 2017 and January 20, 2021, including FWS regulations implementing the ESA and the MBTA and EPA regulations implementing the CWA and the Oil Pollution Act, which could result in stricter requirements with respect to endangered or threatened animal, fish and plant species and/or their designated habitats, migratory birds, wetlands or other natural resources.

It is not possible at this time to predict how future regulations or legislation may address protection of species, habitats and wetlands and impact our business. However, we do not believe that our operations, or the construction and operations of our Liquefaction Project, will be materially and adversely affected by such regulatory actions.

Market Factors and Competition

If and when we need to replace any existing SPA or enter into new SPAs, we will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Cheniere is currently operating two Trains and is commissioning one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and Corpus Christi Liquefaction, LLC (“CCL”) has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 19 years (plus extension rights) with nine third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial agreements with respect to this natural gas liquefaction facility that might otherwise have been entered into with respect to Train 6. Revenues associated with any incremental volumes of the Liquefaction Project, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us. Our affiliates have proximity to our customers, with offices located in Houston, London, Singapore, Beijing and Tokyo.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Players around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, hundreds of billions of dollars are being invested across Europe and Asia in natural gas projects under construction, and if we included planned commitments, the total would exceed $1 trillion. Some examples include India’s commitment to invest over $60 billion to drive its gas-based economy, Europe’s commitment of well over $100 billion in gas-fired power, import terminals and pipelines, and China’s hundreds of billions all along the natural gas value chain. We highlight regasification capacity, which will not only expand existing import capacities in rapidly growing markets like China and India, but also add new import markets all over the globe, raising the total to approximately 60 by 2030 from 43 today and just 15 markets as recently as 2005.

As a result of these dynamics, global demand for natural gas is projected by the International Energy Agency to grow by approximately 21 trillion cubic feet (“Tcf”) between 2019 and 2030 and 42 Tcf between 2019 and 2040. LNG’s share is seen growing from about 12% in 2019 to about 16% of the global gas market in 2030 and 19% in 2040.  Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 56%, from approximately 347 mtpa, or 16.6 Tcf, in 2019, to approximately 541 mtpa, or 26.0 Tcf, in 2030 and to 723 mtpa or 34.7 Tcf in 2040. WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 476 mtpa in 2030, declining to 381 mtpa in 2040. This will result in a market need for construction of an additional approximately 65 mtpa of LNG production by 2030 and about 343 mtpa by 2040.  As a cleaner burning fuel with far lower emissions than coal or liquid fuels in power generation, we expect gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes. We have contracted approximately 75% of the total production capacity from the Liquefaction Project on a term basis, with approximately 17 years of average remaining life as of December 31, 2020, which includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes.  As of January 31, 2021, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term and medium-term contracting of LNG from our terminal.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2021, Cheniere and its subsidiaries had 1,519 full-time employees, including 490 employees who directly supported the Liquefaction Project. See Note 12—Related Party Transactions of our Notes to Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us.

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

The risk factors in this report are grouped into the following categories:
•Risks Relating to Our Financial Matters; and
•Risks Relating to the Completion of Our Liquefaction Facilities and the Development and Operation of Our Business.

Risks Relating to Our Financial Matters

Our existing level of cash resources and significant debt could cause us to have inadequate liquidity and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

As of December 31, 2020, we had no cash and cash equivalents, $97 million of current restricted cash, $787 million of available commitments under the 2020 Working Capital Facility and $13.7 billion of total debt outstanding (before unamortized premium, discount and debt issuance costs), excluding $413 million of outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2020, we had SPAs with eight third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers. Additionally, some customers have indicated to us that COVID-19 has impacted their operations and/or may impact their operations in the future. Some of our SPA customers’ primary countries of business have experienced a significant number of COVID-19 cases and/or have been subject to government imposed lockdown or quarantine measures. Although we believe that impacts of the COVID-19 pandemic on LNG regasification facilities, downstream markets and broader energy demand do not constitute valid force majeure claims under our FOB LNG SPAs, if any significant customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor, if any, for a breach of the agreement.

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

To reduce our exposure to fluctuations in commodity-related marketing and price risks, we enter into derivative financial instruments, including futures, swaps and option contracts. To the extent we hedge our exposure to commodity price, we forego the benefits we would otherwise experience if commodity prices were to change favorably to our hedged position. Hedging arrangements could also expose us to risk of financial loss in some circumstances, including when:
•expected supply is less than the amount hedged or is otherwise imperfect;
•the counterparty to the hedging contract defaults on its contractual obligations; or
•there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

Our use of derivative financial instruments are recorded at fair value on our Balance Sheets with changes in the fair value resulting from fluctuations in the underlying commodity prices or hedged item recognized in earnings, unless they satisfy criteria for, and we elect, the normal purchases and sales exception or hedge accounting treatment. All of our derivative financial instruments do not qualify for these exceptions from fair value reporting through earnings. As a result, our quarterly and annual results are subject to significant fluctuations caused by changes in fair value, including circumstances in which there is no underlying economic impact yet realized.

The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change.

The regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of the Dodd-Frank Act and the rules adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the OTC derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal and to secure natural gas feedstock for our Liquefaction Project.

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

The COVID-19 pandemic and the resulting actions taken by governmental and regulatory authorities to prevent the spread of COVID-19 may cause a slow-down in the construction of one or more Trains. Our EPC contractor has advised us of voluntary proactive measures it is taking to protect employees and to mitigate risks associated with COVID-19, however, it has not indicated that there will be any changes to the project cost or schedule and is still performing its obligations under its EPC contract. While the construction of Train 6 is continuing, if there were a major outbreak of COVID-19 at any construction site or the implementation of restrictions by the government that prevented construction for an extended period, we could experience significant delays in the construction of one or more Trains.

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
Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of the Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Hurricanes Katrina and Rita in 2005, Hurricane Ike in 2008, Hurricane Harvey in 2017 and Hurricanes Laura and Delta in 2020 caused temporary suspension in construction or operation of our Liquefaction Project or caused minor damage to our Liquefaction Project. In August 2020, we entered into an arrangement with our affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Sabine Pass LNG terminal or at our affiliate’s terminal. During the year ended December 31, 2020, 17 TBtu was loaded at affiliate facilities pursuant to this agreement. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project and related infrastructure and increase our insurance premiums. The U.S. Global Change Research

Program has reported that the U.S.’s energy and transportation systems are expected to be increasingly disrupted by climate change and extreme weather events. An increase in frequency and severity of extreme weather events such as storms, floods, fires and rising sea levels could have an adverse effect on our operations.
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

As of January 31, 2021, Cheniere and its subsidiaries had 1,519 full-time employees, including 490 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the natural gas liquefaction facility it is developing and constructing near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers or other general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have a TUA with SPLNG under which SPLNG derives economic benefits, we have entered into a transportation agreement with CTPL to transport natural gas to the Liquefaction Project and Cheniere Marketing has entered into an SPA with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently operating two Trains and is constructing one additional Train at a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into fixed price SPAs with third parties for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to Train 6 or any future Trains.

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

Timely and cost-effective completion of the Liquefaction Project in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of Bechtel and our other contractors under their agreements. The ability of Bechtel and our other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
•design and engineer each Train to operate in accordance with specifications;
•engage and retain third-party subcontractors and procure equipment and supplies;
•respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;
•attract, develop and retain skilled personnel, including engineers;

•post required construction bonds and comply with the terms thereof;
•manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
•maintain their own financial condition, including adequate working capital.
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

The construction and operation of the Liquefaction Project is and will be subject to the inherent risks associated with this type of operation, including explosions, breakdowns or failures of equipment, operational errors by vessel or tug operators, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:
•competitive liquefaction capacity in North America;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including extreme weather events and temperature volatility resulting from climate change;
•reduced demand and lower prices for natural gas;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in natural gas producing regions;
•sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;
•adverse relative demand for LNG compared to other markets, which may decrease LNG exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
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

Operations of the Liquefaction Project are dependent upon the ability of our SPA customers to deliver LNG supplies from the United States, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside the United States, which could increase the available supply of natural gas outside the United States and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

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

Commercial development of a liquefaction facility takes a number of years, requires a substantial capital investment and may be delayed by factors such as:
•increased construction costs;
•economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for liquefaction projects on commercially reasonable terms;
•decreases in the price of LNG, which might decrease the expected returns relating to investments in liquefaction projects;
•the inability of project owners or operators to obtain governmental approvals to construct or operate liquefaction facilities;
•political unrest or local community resistance to the siting of liquefaction facilities due to safety, environmental or security concerns; and
•any significant explosion, spill or similar incident involving a liquefaction facility or LNG vessel.
There may be impediments to the transport of LNG, such as shortages of LNG vessels worldwide or operational impacts on LNG shipping, including maritime transportation routes, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The construction and delivery of LNG vessels require significant capital and long construction lead times. Additionally, the availability of LNG vessels and transportation costs could be impacted to the detriment of our business and our customers because of:
•an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;
•shortages of or delays in the receipt of necessary construction materials;
•political or economic disturbances;
•changes in governmental regulations or maritime self-regulatory organizations;
•work stoppages or other labor disturbances;

•bankruptcy or other financial crisis of shipbuilders or shipowners;
•quality or engineering problems;
•disruptions to maritime transportation routes; and
•weather interference or a catastrophic event, such as a major earthquake, tsunami or fire.

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

The Liquefaction Project is subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs with respect to Train 6 or any future Trains. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from the Liquefaction Project are diverse and include, among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to the Liquefaction Project;
•decreases in the cost of competing sources of natural gas or alternate fuels such as coal, heavy fuel oil and diesel;
•decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•increases in capacity and utilization of nuclear power and related facilities; and
•displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.
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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of GHG emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent GHG emissions rulemaking. In addition, other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, market-based regulations such as a carbon emissions tax or cap-and-trade programs, or clean energy standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminal, or could increase compliance costs for our operations. We are supportive of regulations reducing GHG emissions over time.

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

Substantially all of our anticipated revenue in 2021 will be dependent upon one facility, the Liquefaction Project located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Liquefaction Project or in the LNG industry would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

The COVID-19 global pandemic and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects.

The COVID-19 global pandemic has resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Additionally, recent disputes over production levels between members of the Organization of Petroleum Exporting Countries and other oil producing countries have resulted in increased volatility in oil and natural gas prices.

The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates, the demand for oil and natural gas, levels of consumer confidence and the post-pandemic pace of recovery.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 global pandemic or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the COVID-19 global pandemic.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facilities at the Sabine Pass LNG terminal are critical infrastructure and have continued to operate during the outbreak, which means that Cheniere must keep its employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, Cheniere has taken extra precautionary measures to protect the continued safety and welfare of its employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate, but there can be no assurances that these measures will prevent any outbreak. Furthermore, the measures taken to prevent an outbreak at our facilities have resulted in increased costs and it is unclear how long such increased costs will continue to be incurred. If a large number of Cheniere’s employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Income Data:
Revenues (including transactions with affiliates)	$5,857	$6,523	$6,126	$4,024	$833
Income from operations	1,671	1,568	1,520	781	50
Interest expense, net of capitalized interest	(685)	(705)	(589)	(494)	(186)
Net income (loss)	943	873	944	250	(193)

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Property, plant and equipment, net	$14,255	$13,861	$13,209	$12,920	$11,875
Total assets	15,323	14,952	14,967	14,206	12,883
Current debt	—	—	—	—	224
Long-term debt, net	13,520	13,524	13,500	13,477	11,649

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the second half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-K include the following:
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
Operational
•As of February 19, 2021, more than 1,175 cumulative LNG cargoes totaling over 80 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•In February 2021, we entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037 (the “2.95% 2037 Senior Secured Notes”) on a private placement basis. The 2.95% 2037 Senior Secured Notes are expected to be issued in December 2021, and the net proceeds are expected to be used to refinance a portion of our outstanding Senior Secured Notes due 2022. The 2.95% 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

•In May 2020, we issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”). Net proceeds of the offering, along with available cash, were used to redeem all of our outstanding 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”).
•In March 2020, we entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”), which refinanced our previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.
•In February 2021, Fitch Ratings upgraded the outlook of our senior secured notes rating to positive from stable.

Impact of COVID-19 and Market Environment

The LNG business environment in 2020 was impacted by the coronavirus pandemic and its economic ramifications. Lockdown measures across the globe reduced economic activity and resulted in lower energy needs throughout most of the year. However, LNG demand proved relatively resilient as compared to other hydrocarbons, showing an annual gain of approximately 1.4%, or 5 MT, to 364 MT in 2020. While the economic recovery in Asia, and particularly in China, lifted LNG demand in the second half of the year, uncertainty about the pandemic’s track remains the primary near-term risk to LNG trade. A slow return towards normal is expected to occur in the coming months, depending on the speed of vaccine rollout within regions, vaccine effectiveness against mutations and the speed and shape of economic recovery across the LNG importing nations. The continued improvements in global economic indicators seen in the fourth quarter is encouraging especially in China, which represents one of the key countries for LNG demand growth.

In the fourth quarter of 2020, natural gas and LNG spot prices significantly increased in line with the increase in economic activity and with seasonal norms. After falling to all-time lows in the second quarter, global LNG price benchmarks have made an impressive climb and exited the year at the highest levels since March 2019. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled December at $5.08/MMBtu, $3.94/MMBtu higher than its June 2020 settlement. Similarly, the Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled December at $6.90/MMBtu, which is $4.84/MMBtu higher than its all-time low July 2020 settlement. Record-low winter temperatures, supply outages and transportation bottlenecks contributed to drive JKM prices up to all-time highs by mid-January 2021. In a projection published in July 2020, IHS Markit estimated LNG demand to reach 383 MT in 2021, implying a return to higher growth in 2021.

We have limited exposure to the fluctuations in oil and LNG spot prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements linked to a Henry Hub price. For this reason, we do not expect price fluctuations to have a material impact on our forecasted financial results for 2021.

The number of LNG cargoes for which customers notified us that they would not take delivery has reduced from this summer, a sign that the market is continuing to adjust and rebalance toward equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2021, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes with respect to which they have exercised their contractual right to cancel. As such, during the year ended December 31, 2020, we recognized $553 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery. We experienced decreased revenues during the year ended December 31, 2020 associated with LNG cargoes that were scheduled for delivery for which customers notified us that they would not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, implemented prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. We have incurred approximately $31 million of such costs during the year ended December 31, 2020.

Results of Operations

The following charts summarize the number of Trains that were in operation during the years ended December 31, 2020, 2019 and 2018 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) for the respective periods:

Trains in Operation
Train 1
Train 2
Train 3
Train 4
Train 5
2018
2019
2020

(1)	The year ended December 31, 2020 excludes 17 TBtu that was loaded at our affiliate’s facility.

Our net income was $943 million for the year ended December 31, 2020, compared to $873 million in the year ended December 31, 2019. This $70 million increase in net income was primarily a result of increased margins due to lower pricing of natural gas feedstock and additional LNG volume available to be sold from an additional Train that has reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes. This increase was partially offset by increased losses on commodity derivatives to secure natural gas feedstock for the Liquefaction Project and increased loss on modification or extinguishment of debt incurred in conjunction with the refinancing of the 2021 Senior Notes.

Our net income was $944 million in the year ended December 31, 2018. This $71 million decrease in net income in 2019 compared to 2018 was primarily a result of an increase in (1) operating and maintenance expense, (2) interest expense, net of capitalized interest and (3) depreciation and amortization expense, partially offset by increased gross margins due to higher volumes of LNG sold but decreased pricing on LNG.
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

Revenues

	Year Ended December 31,
(in millions, except volumes)	2020	2019	Change	2018	Change
LNG revenues	$5,195	$5,211	$(16)	$4,827	$384
LNG revenues—affiliate	662	1,312	(650)	1,299	13
Total revenues	$5,857	$6,523	$(666)	$6,126	$397

LNG volumes recognized as revenues (in TBtu) (1)	991	1,180	(189)	955	225

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery and includes volume that was loaded at our affiliate’s facility.

2020 vs. 2019 and 2019 vs. 2018

Total revenues decreased during the year ended December 31, 2020 from the comparable 2019 period, primarily as a result of decreased volumes recognized as revenues between the periods due to LNG cargoes for which customers notified us that they would not take delivery, although the decrease due to volume was partially offset by the revenues associated with such cargoes. During the year ended December 31, 2020, we recognized $553 million in such revenues. LNG revenues—affiliate also decreased during the year ended December 31, 2020 from the comparable periods due to less sales made to Cheniere Marketing at lower pricing. The increase in LNG revenues during the years ended December 31, 2019 from the comparable 2018 period was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of the Trains, partially offset by decreased revenues per MMBtu. We expect our LNG revenues to increase in the future upon Train 6 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2019 and 2018, we realized offsets to LNG terminal costs of $48 million corresponding to 10 TBtu of LNG and $94 million corresponding to 13 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the year ended December 31, 2020.

Also included in LNG revenues are sales of unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $255 million, $150 million and $151 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to these transactions.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2020	2019	Change	2018	Change
Cost of sales	$2,504	$3,373	$(869)	$3,403	$(30)
Cost of sales—affiliate	110	47	63	32	15
Operating and maintenance expense	547	547	—	342	205
Operating and maintenance expense—affiliate	466	450	16	423	27
Operating and maintenance expense—related party	13	—	13	—	—
Development expense	—	—	—	2	(2)
General and administrative expense	9	6	3	5	1
General and administrative expense—affiliate	71	79	(8)	50	29
Depreciation and amortization expense	465	447	18	349	98
Impairment expense and loss on disposal of assets	1	6	(5)	—	6
Total operating costs and expenses	$4,186	$4,955	$(769)	$4,606	$349
2020 vs. 2019 and 2019 vs. 2018

Our total operating costs and expenses decreased during the year ended December 31, 2020 from the year ended December 31, 2019, primarily as a result of decreased cost of sales from lower volumes and pricing of natural gas feedstock. Total operating costs and expenses increased during the year ended December 31, 2019 from the year ended December 31, 2018 primarily as a result of additional Trains that were operating between the periods. During the year ended December 31, 2019, we further incurred increased TUA reservation charges paid to SPLNG and to Total from payments under the partial TUA assignment agreement and increased third-party service and maintenance costs from turnaround and related activities at the Liquefaction Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the year ended December 31, 2020 from the comparable period in 2019 primarily due to decreases in both the volumes and pricing of natural gas feedstock. Partially offsetting these decreases was increased losses from commodity derivatives to secure natural gas feedstock for the Liquefaction Project, primarily due to an unfavorable shift in long-term forward prices relative to our hedged position and increases in costs associated with a portion of derivative instruments that settle through physical delivery. Cost of sales decreased during the year ended December 31, 2019 from the comparable period in 2018 due to increased derivative gains from an increase in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project, primarily due to a favorable shift in long-term forward prices. Partially offsetting this increase was a decrease in pricing of natural gas feedstock between the years, which in turn was partially offset by increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the Liquefaction Project. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate increased during the year ended December 31, 2020 for the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational interruption, such as the one we experienced during the shutdown of the Liquefaction Project during Hurricane Laura in September 2020.

Operating and maintenance expense (including affiliate) primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the year ended December 31, 2020 from the comparable 2019 and 2018 periods was primarily related to increased natural gas transportation and storage capacity demand charges paid to third parties from operating Train 5 of the Liquefaction Project following its substantial completion and increased TUA reservation charges due to Total under the partial TUA assignment agreement. In addition, operating and maintenance expense (including affiliate) was higher in 2019 due to increase in third-party service and maintenance costs associated with turnaround activities at the Liquefaction Project during 2019 and higher in 2020 due to costs incurred in response to the COVID-19 pandemic, as further described above in Impact of COVID-19 and Market Environment. Operating and maintenance expense (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during each of the years ended December 31, 2020 and 2019, as the assets related to the Train 5 of the Liquefaction Project began depreciating upon reaching substantial completion in March 2019.

Other expense

	Year Ended December 31,
(in millions)	2020	2019	Change	2018	Change
Interest expense, net of capitalized interest	$685	$705	$(20)	$589	$116
Loss on modification or extinguishment of debt	43	—	43	—	—
Other income, net	—	(10)	10	(13)	3
Total other expense	$728	$695	$33	$576	$119

2020 vs 2019 and 2019 vs 2018

Interest expense, net of capitalized interest, decreased during the year ended December 31, 2020 compared to the comparable 2019 period, primarily due to lower interest costs as a result of refinancing higher cost debt and an increase in the portion of total interest costs that was eligible for capitalization as the construction of Train 6 commenced in May 2019. Interest expense, net of capitalized interest, increased during the year ended December 31, 2019 from the comparable 2018 period primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Project completed construction between the periods. During the years ended December 31, 2020, 2019 and 2018, we incurred $779 million, $790 million and $791 million of total interest cost, respectively, of which we capitalized $94 million, $85 million and $202 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the year ended December 31, 2020 from the comparable 2019 and 2018 periods. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the redemption of the 2021 Senior Notes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	97	181
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated Working Capital Facility (“2015 Working Capital Facility”)	—	786
2020 Working Capital Facility	787	—

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the second half of 2022, and a third marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. Additionally, SPLNG has received authorization from the FERC for the construction of the third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of December 31, 2020:

Train 6
Overall project completion percentage	77.6%
Completion percentage of:
Engineering	99.0%
Procurement	99.9%
Subcontract work	54.9%
Construction	49.2%
Date of expected substantial completion	2H 2022

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
In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of our long-term authorizations to include short-term export authority, and vacated the short-term orders.

An application was filed in September 2019 seeking authorization to make additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total Liquefaction Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing us to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing us to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) with eight third parties for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the

SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers and (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2020, we had secured up to approximately 4,950 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of December 31, 2020, we have incurred $1.9 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the years ended December 31, 2020, 2019 and 2018, we recorded operating and maintenance expense—affiliate of $265 million, $261 million and $256 million respectively, for the TUA Fees and cost of sales—affiliate of $33 million, $40 million and $32 million, respectively, for cargo loading services incurred under the TUA.

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

During the years ended December 31, 2020, 2019 and 2018, we recorded $129 million, $104 million and $30 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at December 31, 2020 and 2019 (in millions):

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

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 Working Capital Facility. The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of December 31, 2020, we had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of December 31, 2020, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2020	2019	2018
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,424	$1,161	$1,423
Proceeds from issuances of debt	1,995	—	—
Capital contributions	488	1,046	129
	$3,907	$2,207	$1,552

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(916)	$(1,282)	$(771)
Repayments of debt	(2,000)	—	—
Debt issuance and other financing costs	(35)	—	—
Debt extinguishment costs	(39)	—	—
Distributions	(1,001)	(1,499)	(569)
Other	—	(1)	—
	(3,991)	(2,782)	(1,340)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(84)	$(575)	$212

Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2020, 2019 and 2018 were $1,424 million, $1,161 million and $1,423 million, respectively. The $263 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to decreased operating costs and expenses. The $262 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, which were partially offset by increased cash receipts from the sale of LNG cargoes, as a result of an additional Train that was operating at the Liquefaction Project in 2019.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the year ended December 31, 2020, we issued an aggregate principal amount of $2.0 billion of the 2030 Senior Notes, which was used to redeem all of the outstanding 2021 Senior Notes. We incurred $35 million of debt issuance costs primarily related to up-front fees paid and $39 million of debt extinguishment costs upon the closing of this transaction.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Distributions

During the years ended December 31, 2020, 2019 and 2018, we made distributions of $1,001 million, $1,499 million and $569 million, respectively, to Cheniere Partners.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2020 (in millions):

	Payments Due By Period (1)
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Debt (2)	$13,650	$—	$2,500	$4,023	$7,127
Interest payments (2)	3,931	724	1,312	926	969
Operating lease obligations (3)	45	1	3	3	38
Purchase obligations: (4)
Construction obligations (5)	618	355	263	—	—
Natural gas supply, transportation and storage service agreements (6)	11,171	3,030	3,242	1,814	3,085
Other purchase obligations (7)	6,066	445	891	891	3,839
Total	$35,481	$4,555	$8,211	$7,657	$15,058

(1)Agreements in force as of December 31, 2020 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2020.
(2)Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2020. A discussion of our debt obligations can be found in Note 10—Debt of our Notes to Financial Statements.
(3)Operating lease obligations primarily relate to land sites related to the Liquefaction Project.
(4)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include only contracts for which conditions precedent have been met. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly. We include contracts for which we have an early termination option if the option is not expected to be exercised.
(5)Construction obligations primarily consist of the estimated remaining cost pursuant to our EPC contracts as of December 31, 2020 for projects with respect to which we have made an FID to commence construction. A discussion of these obligations can be found at Note 13—Commitments and Contingencies of our Notes to Financial Statements.
(6)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2020. Natural gas transportation and storage agreements includes $1.3 billion in payments under the transportation precedent agreement with CTPL and $366 million in payments under agreements with a related party as discussed in Note 12—Related Party Transactions of our Notes to Financial Statements.
(7)Other purchase obligations primarily consist of $4.0 billion in payments under our TUA agreement with SPLNG, as discussed in Note 12—Related Party Transactions of our Notes to Financial Statements, as well as payments under our partial TUA assignment agreement with Total, as discussed in Note 13—Commitments and Contingencies of our Notes to Financial Statements.

In addition, as of December 31, 2020, we had $413 million aggregate amount of issued letters of credit under the Working Capital Facility.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	December 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(21)	$4	$24	$1

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

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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

By:	/s/ Jack A. Fusco	By:	/s/ Zach Davis
	Jack A. Fusco		Zach Davis
	Chief Executive Officer (Principal Executive Officer)		Manager and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Sabine Pass Liquefaction, LLC and
Board of Directors of Cheniere Energy Partners GP, LLC
Sabine Pass Liquefaction, LLC:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2020 and 2019, the related statements of income, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in Notes 2 and 7 to the financial statements, the Company recorded fair value of level 3 physical liquefaction supply derivatives of $(21) million, as of December 31, 2020. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the level 3 physical liquefaction supply derivatives is developed through the use of internal models which incorporate significant unobservable inputs.
We identified the evaluation of the fair value of the level 3 physical liquefaction supply derivatives as a critical audit matter. Specifically, there is subjectivity in certain assumptions used to estimate the fair value, including assumptions for future prices of energy units for unobservable periods and liquidity.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the valuation of the level 3 physical liquefaction supply derivatives. This included controls related to the assumptions for significant unobservable inputs. For the level 3 liquefaction supply derivatives selected, we involved valuation professionals with specialized skills who assisted in:

•developing independent fair value estimates and comparing the independently developed estimates to the Company’s fair value estimates
•testing the future prices of energy units for unobservable periods and liquidity assumptions by comparing to market data, including quoted or published forward prices for similar commodities.
In addition, we evaluated the Company’s assumptions for future prices of energy units for unobservable periods and liquidity by comparing to market or third-party data, including adjustments for third party quoted transportation prices.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 2014.

Houston, Texas
February 23, 2021

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Revenues
LNG revenues	$5,195	$5,211	$4,827
LNG revenues—affiliate	662	1,312	1,299
Total revenues	5,857	6,523	6,126

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,504	3,373	3,403
Cost of sales—affiliate	110	47	32
Operating and maintenance expense	547	547	342
Operating and maintenance expense—affiliate	466	450	423
Operating and maintenance expense—related party	13	—	—
Development expense	—	—	2
General and administrative expense	9	6	5
General and administrative expense—affiliate	71	79	50
Depreciation and amortization expense	465	447	349
Impairment expense and loss on disposal of assets	1	6	—
Total operating costs and expenses	4,186	4,955	4,606

Income from operations	1,671	1,568	1,520

Other income (expense)
Interest expense, net of capitalized interest	(685)	(705)	(589)
Loss on modification or extinguishment of debt	(43)	—	—
Other income (expense), net	—	10	13
Total other expense	(728)	(695)	(576)

Net income	$943	$873	$944

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC

BALANCE SHEETS
(in millions)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	97	181
Accounts and other receivables, net	309	292
Accounts receivable—affiliate	185	104
Advances to affiliate	122	133
Inventory	93	103
Derivative assets	14	17
Prepaid expenses	27	29
Other current assets	14	7
Other current assets—affiliate	21	22
Total current assets	882	888

Property, plant and equipment, net	14,255	13,861
Debt issuance costs, net	10	6
Non-current derivative assets	11	32
Other non-current assets, net	165	165
Total assets	$15,323	$14,952

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$8	$38
Accrued liabilities	591	629
Accrued liabilities—related party	4	—
Due to affiliates	59	49
Deferred revenue	114	132
Derivative liabilities	11	9
Total current liabilities	787	857

Long-term debt, net	13,520	13,524
Non-current derivative liabilities	35	16
Other non-current liabilities	8	5
Other non-current liabilities—affiliate	15	16

Commitments and contingencies (see Note 13)

Member’s equity	958	534
Total liabilities and member’s equity	$15,323	$14,952

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2017	$(38)	$(38)
Capital contributions	129	129
Distributions	(569)	(569)
Net income	944	944
Balance at December 31, 2018	466	466
Capital contributions	1,046	1,046
Distributions	(1,851)	(1,851)
Net income	873	873
Balance at December 31, 2019	534	534
Capital contributions	488	488
Distributions	(1,007)	(1,007)
Net income	943	943
Balance at December 31, 2020	$958	$958

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$943	$873	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	465	447	349
Amortization of debt issuance costs, premium and discount	24	27	22
Loss on modification or extinguishment of debt	43	—	—
Total losses (gains) on derivatives, net	49	(72)	101
Net cash provided by (used for) settlement of derivative instruments	(4)	5	(3)
Impairment expense and loss on disposal of assets	1	6	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(17)	19	(122)
Accounts receivable—affiliate	(80)	9	49
Advances to affiliate	5	(34)	(76)
Inventory	9	(16)	(3)
Accounts payable and accrued liabilities	2	(138)	165
Accrued liabilities—related party	4	—	—
Due to affiliates	9	8	(6)
Deferred revenue	(18)	40	7
Other, net	(10)	(13)	(4)
Other, net—affiliate	(1)	—	—
Net cash provided by operating activities	1,424	1,161	1,423

Cash flows from investing activities
Property, plant and equipment, net	(916)	(1,282)	(771)
Other	—	(1)	—
Net cash used in investing activities	(916)	(1,283)	(771)

Cash flows from financing activities
Proceeds from issuances of debt	1,995	—	—
Repayments of debt	(2,000)	—	—
Debt issuance and other financing costs	(35)	—	—
Debt extinguishment costs	(39)	—	—
Capital contributions	488	1,046	129
Distributions	(1,001)	(1,499)	(569)
Net cash used in financing activities	(592)	(453)	(440)

Net increase (decrease) in cash, cash equivalents and restricted cash	(84)	(575)	212
Cash, cash equivalents and restricted cash—beginning of period	181	756	544
Cash, cash equivalents and restricted cash—end of period	$97	$181	$756

Balances per Balance Sheets:

	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash	97	181
Total cash, cash equivalents and restricted cash	$97	$181

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

We are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the second half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

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

Accounts Receivable

Accounts receivable is reported net of any current expected credit losses. Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness, contract terms, payment status, and other risks or available financial assurances. Adjustments to current expected credit losses are recorded in general and administrative expense in our Statements of Income. As of December 31, 2020 and 2019, we had current expected credit losses on our accounts receivable of $5 million and zero, respectively.

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
Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We did not record any impairments related to property, plant and equipment during the years ended December 31, 2020, 2019 and 2018.

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

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2020, 2019 and 2018. See Note 7—Derivative Instruments for additional details about our derivative instruments.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Income Taxes

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Cheniere Partners is not subject to federal or state income taxes, as its partners are taxed individually on their allocable share of Cheniere Partners taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

At December 31, 2020, the tax basis of our assets and liabilities was $7.0 billion less than the reported amounts of our assets and liabilities.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Business Segment

    Our liquefaction operations at the Sabine Pass LNG terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of SPL in total when evaluating financial performance and for purposes of allocating resources.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of December 31, 2020 and 2019, we had $97 million and $181 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2020 and 2019, accounts and other receivables, net consisted of the following (in millions):

	December 31,
	2020	2019
Trade receivable	$300	$283
Other accounts receivable	9	9
Total accounts and other receivables, net	$309	$292

NOTE 5—INVENTORY

As of December 31, 2020 and 2019, inventory consisted of the following (in millions):

	December 31,
	2020	2019
Natural gas	$17	$9
LNG	8	27
Materials and other	68	67
Total inventory	$93	$103

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2020 and 2019, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2020	2019
LNG terminal costs
LNG terminal	$13,711	$13,736
LNG terminal construction-in-process	2,100	1,222
Accumulated depreciation	(1,561)	(1,104)
Total LNG terminal costs, net	14,250	13,854
Fixed assets
Fixed assets	19	18
Accumulated depreciation	(14)	(11)
Total fixed assets, net	5	7
Property, plant and equipment, net	$14,255	$13,861

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following table shows depreciation expense and offsets to LNG terminal costs during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$460	$442	$339
Offsets to LNG terminal costs (1)	—	48	94

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
Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	December 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$1	$(1)	$(21)	$(21)	$3	$(3)	$24	$24

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of December 31, 2020 and 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2020:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(21)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.092 / $(0.005)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$24	$(25)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	(43)	6	(3)
Purchases and settlements:
Purchases	5	—	(37)
Settlements	(7)	42	(29)
Transfers into Level 3, net (1)	—	1	1
Balance, end of period	$(21)	$24	$(25)
Change in unrealized gain (loss) relating to instruments still held at end of period	$(43)	$6	$(3)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs.

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 4,970 TBtu and 3,663 TBtu as of December 31, 2020 and 2019, respectively, of which 91 TBtu and zero TBtu, respectively, were for a natural gas supply contract that we have with a related party.
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	December 31, 2020	December 31, 2019
Derivative assets	$14	$17
Non-current derivative assets	11	32
Total derivative assets	25	49

Derivative liabilities	(11)	(9)
Non-current derivative liabilities	(35)	(16)
Total derivative liabilities	(46)	(25)

Derivative asset (liability), net	$(21)	$24

(1)    Does not include collateral posted with counterparties by us of $4 million and $2 million for such contracts, which are included in other current assets in our Balance Sheets as of December 31, 2020 and 2019, respectively. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of December 31, 2020.
The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Statements of Income Location (1)	Year Ended December 31,
		2020	2019	2018
Liquefaction Supply Derivatives gain (loss)	LNG revenues	$—	$1	$(1)
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(49)	71	(100)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

As of December 31, 2019
Gross assets	$51
Offsetting amounts	(2)
Net assets	$49

Gross liabilities	$(27)
Offsetting amounts	2
Net liabilities	$(25)

NOTE 8—OTHER NON-CURRENT ASSETS

As of December 31, 2020 and 2019, other non-current assets, net consisted of the following (in millions):

	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$84	$87
Advances and other asset conveyances to third parties to support LNG terminal	33	35
Operating lease assets	23	21
Information technology service prepayments	5	6
Advances made under EPC and non-EPC contracts	9	15
Other	11	1
Total other non-current assets, net	$165	$165

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2020 and 2019, accrued liabilities consisted of the following (in millions):

	December 31,
	2020	2019
Interest costs and related debt fees	$150	$186
Accrued natural gas purchases	374	325
Liquefaction Project costs	64	116
Other accrued liabilities	3	2
Total accrued liabilities	$591	$629

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 10—DEBT

As of December 31, 2020 and 2019, our debt consisted of the following (in millions):

	December 31,
	2020	2019
Long-term debt:
4.200% to 6.25% senior secured notes due between 2022 and 2037 and working capital facility (“2020 Working Capital Facility”)	$13,650	$13,650
Unamortized premium, discount and debt issuance costs, net	(130)	(126)
Total long-term debt, net	13,520	13,524

Current debt:
$1.2 billion Amended and Restated Working Capital Facility (“2015 Working Capital Facility”)	—	—
Total debt, net	$13,520	$13,524

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2020 (in millions):

Years Ending December 31,	Principal Payments
2021	$—
2022	1,000
2023	1,500
2024	2,000
2025	2,023
Thereafter	7,127
Total	$13,650

Issuances and Redemptions

The following table shows the issuances and redemptions of long-term debt during the year ended December 31, 2020 (in millions):

Issuances	Principal Amount Issued
4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) (1)	$2,000

Year Ended December 31, 2020 total	$2,000

Redemptions	Amount Redeemed
5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”) (1)	$(2,000)

Year Ended December 31, 2020 total	$(2,000)

(1)Proceeds of the 2030 Senior Notes, along with available cash, were used to redeem all of our outstanding 2021 Senior Notes, resulting in the recognition of debt extinguishment costs of $43 million for the year ended December 31, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of December 31, 2020 (in millions):

2020 Working Capital Facility (1)
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	413
Available commitment	$787

Priority ranking	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Weighted average interest rate of outstanding balance	n/a
Maturity date	March 19, 2025

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

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit our ability to make certain investments or pay dividends or distributions.

As of December 31, 2020, we were in compliance with all covenants related to our debt agreements.
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Total interest cost	$779	$790	$791
Capitalized interest	(94)	(85)	(202)
Total interest expense, net of capitalized interest	$685	$705	$589

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$12,850	$14,834	$12,850	$14,050
Senior notes — Level 3 (2)	800	1,036	800	934
Working capital facility (3)	—	—	—	—

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
LNG revenues (1)	$5,195	$5,210	$4,828
LNG revenues—affiliate	662	1,312	1,299
Total revenues from customers	5,857	6,522	6,127
Net derivative gain (loss) (2)	—	1	(1)
Total revenues	$5,857	$6,523	$6,126

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the year ended December 31, 2020, we recognized $553 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 7—Derivative Instruments for additional information about our derivatives.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Year Ended December 31, 2020
Deferred revenues, beginning of period	$132
Cash received but not yet recognized	114
Revenue recognized from prior period deferral	(132)
Deferred revenues, end of period	$114

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2020 and 2019 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$52.1	9	$55.0	10
LNG revenues—affiliate	0.1	1	—	0
Total revenues	$52.2		$55.0

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 42% and 52% of our LNG revenues from contracts included in the table above during the years ended December 31, 2020 and 2019, respectively, were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$632	$1,309	$1,299
Contracts for Sale and Purchase of Natural Gas and LNG	30	3	—
Total LNG revenues—affiliate	662	1,312	1,299

Cost of sales—affiliate
Cheniere Marketing Agreements	61	—	—
Cargo loading fees under TUA	33	40	32
Contracts for Sale and Purchase of Natural Gas and LNG	16	7	—
Total cost of sales—affiliate	110	47	32

Operating and maintenance expense—affiliate
TUA	265	261	256
Natural Gas Transportation Agreement	82	81	80
Services Agreements	118	107	87
LNG Site Sublease Agreement	1	1	—
Total operating and maintenance expense—affiliate	466	450	423

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	13	—	—

General and administrative expense—affiliate
Services Agreements	71	79	50

As of December 31, 2020 and 2019, we had $185 million and $104 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Cheniere Marketing Letter Agreements

In December 2020, we and Cheniere Marketing entered into a letter agreement for the sale of up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

In December 2019, we and Cheniere Marketing entered into a letter agreement for the sale of up to 43 cargoes that were delivered in 2020 at a price of 115% of Henry Hub plus $1.67 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both December 31, 2020 and 2019, we recorded due to affiliates of $6 million and $7 million, respectively, related to this agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. We recorded operating and maintenance expense—related party of $13 million in the year ended December 31, 2020 and accrued liabilities—related party of $4 million as of December 31, 2020 with this related party.

Services Agreements

As of December 31, 2020 and 2019, we had $122 million and $133 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

with options to renew for multiple periods of 10 years with similar terms as the initial terms. The annual sublease payments will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreements.

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $6 million and $351 million in assets to SPLNG under this agreement during the years ended December 31, 2020 and 2019, respectively. We did not convey any assets to SPLNG under this agreement during the year ended December 31, 2018.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2020, are not recognized as liabilities but require disclosures in our Financial Statements.

LNG Terminal Commitments and Contingencies

Obligations under EPC Contract

We have a lump sum turnkey contract with Bechtel for the engineering, procurement and construction of Train 6 of the Liquefaction Project. The EPC contract price for Train 6 of the Liquefaction Project is approximately $2.5 billion, reflecting amounts incurred under change orders through December 31, 2020, and including estimated costs for the third marine berth that is currently under construction.  As of December 31, 2020, we have incurred $1.9 billion under this contract. We have the right to terminate the EPC contract for our convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

We have physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. As of December 31, 2020, we have secured up to approximately 4,950 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the certain events or states of affairs are satisfied.

Additionally, we have natural gas transportation and storage service agreements for the Liquefaction Project. The initial term of the natural gas transportation agreements ranges up to 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The initial terms of our natural gas storage service agreements range up to 10 years.

As of December 31, 2020, our obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2021	$3,030
2022	1,867
2023	1,375
2024	965
2025	849
Thereafter	3,085
Total	$11,171

(1)Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2020. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2020, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net balances of 10% or greater of total accounts receivable, net from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable, Net from External Customers
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Customer A	25%	29%	30%	32%	22%
Customer B	16%	19%	23%	21%	13%
Customer C	18%	21%	24%	*	22%
Customer D	19%	21%	20%	22%	13%
Customer E	*	*	—%	*	13%
Customer F	*	*	—%	*	14%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2020	2019	2018
United States	$2,459	$2,039	$1,580
India	970	1,113	981
South Korea	924	1,071	1,168
Ireland	842	988	1,098
Total	$5,195	$5,211	$4,827

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$692	$678	$604
Non-cash distributions to affiliates for conveyance of assets	6	351	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $207 million, $276 million and $256 million as of December 31, 2020, 2019 and 2018, respectively.

NOTE 16—SUBSEQUENT EVENTS

In February 2021, we entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037 (the “2.95% 2037 Senior Secured Notes”) on a private placement basis. The 2.95% 2037 Senior Secured Notes are expected to be issued in December 2021, and the net proceeds are expected to be used to refinance a portion of our outstanding Senior Secured Notes due 2022. The 2.95% 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

SABINE PASS LIQUEFACTION, LLC
SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020:
Revenues	$1,637	$1,393	$910	$1,917
Income from operations	538	576	48	509
Net income (loss)	360	353	(116)	346

Year Ended December 31, 2019:
Revenues	$1,672	$1,626	$1,397	$1,828
Income from operations	453	340	228	547
Net income	308	150	48	367

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Financial Statements and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

On February 23, 2021, we and Cheniere Marketing entered into a letter agreement for the sale of up to thirty-one (31) cargoes to be scheduled for delivery between 2021 and 2026 at a price equal to 115% of Henry Hub plus $1.72 per MMBtu.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2020 and 2019. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2020 and 2019 (in millions):

	Fiscal 2020	Fiscal 2019
Audit Fees	$2	$2

Audit Fees—Audit fees for 2020 and 2019 include fees associated with the audit of our annual Financial Statements, reviews of our interim Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2020 and 2019.

Tax Fees—There were no tax fees in 2020 and 2019.

Other Fees—There were no other fees in 2020 and 2019.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of Cheniere Partners has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2020 and 2019.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Exhibits
(1)Financial Statements—Sabine Pass Liquefaction, LLC:
(2)Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)Exhibits:

Certain of the agreements filed as exhibits to this Form 10-K contain representations, warranties, covenants and conditions by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations, warranties, covenants and conditions:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•may have been qualified by disclosures that were made to the other parties in connection with the    negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•may apply standards of materiality that differ from those of a reasonable investor; and

•were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	SPL	S-4	3.1	11/15/2013
3.2	First Amended and Restated Limited Liability Company Agreement of the Company	SPL	S-4	3.2	11/15/2013
4.1	Indenture, dated as of February 1, 2013, by and among the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	Cheniere Partners	8-K	4.1	2/4/2013
4.2	First Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.1	4/16/2013
4.3	Second Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1.2	4/16/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.4	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.3 above)	Cheniere Partners	8-K	4.1.2	4/16/2013
4.5	Third Supplemental Indenture, dated as of November 25, 2013, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	11/25/2013
4.6	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.5 above)	Cheniere Partners	8-K	4.1	11/25/2013
4.7	Fourth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	5/22/2014
4.8	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.7 above)	Cheniere Partners	8-K	4.1	5/22/2014
4.9	Fifth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.2	5/22/2014
4.10	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.9 above)	Cheniere Partners	8-K	4.2	5/22/2014
4.11	Sixth Supplemental Indenture, dated as of March 3, 2015, between the Company and The Bank of New York Mellon, as Trustee	Cheniere Partners	8-K	4.1	3/3/2015
4.12	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.11 above)	Cheniere Partners	8-K	4.1	3/3/2015
4.13	Seventh Supplemental Indenture, dated as of June 14, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	6/14/2016
4.14	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.13 above)	Cheniere Partners	8-K	4.1	6/14/2016
4.15	Eighth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	9/23/2016
4.16	Ninth Supplemental Indenture, dated as of September 23, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.2	9/23/2016
4.17	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.16 above)	Cheniere Partners	8-K	4.2	9/23/2016
4.18	Tenth Supplemental Indenture, dated as of March 6, 2017, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	3/6/2017
4.19	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.18 above)	Cheniere Partners	8-K	4.10	3/6/2017
4.20	Eleventh Supplemental Indenture, dated as of May 8, 2020, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020
4.21	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.20 above)	SPL	8-K	4.1	5/8/2020
4.22	Indenture, dated as of February 24, 2017, between the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	Cheniere Partners	8-K	4.1	2/27/2017
4.23	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)	Cheniere Partners	8-K	4.1	2/27/2017
4.24	Registration Rights Agreement, dated as of May 8, 2020, between the Company and Morgan Stanley & Co. LLC	SPL	8-K	10.1	5/8/2020
10.1	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	8-K	10.1	11/21/2011

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.2	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere Partners	10-Q	10.1	5/3/2013
10.3	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between the Company (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.4	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between the Company (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	8-K	10.1	12/12/2011
10.5	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and GAIL (India) Limited (Buyer)	Cheniere Partners	10-K	10.18	2/22/2013
10.6	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between the Company (Seller) and BG Gulf Coast LNG, LLC (Buyer)	Cheniere Partners	8-K	10.1	1/26/2012
10.7	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between the Company (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	8-K	10.1	1/30/2012
10.8	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and Korea Gas Corporation (Buyer)	Cheniere Partners	10-K	10.19	2/22/2013
10.9	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.10	8/11/2014
10.10	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.11	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.10	5/9/2019
10.12	Letter Agreement, dated December 9, 2020, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC).	SPL	8-K	10.1	12/9/2020
10.13*
Letter Agreement, dated February 23, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

10.14	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and the Company	Cheniere Partners	8-K	10.60	5/15/2012
10.15	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and the Company	SPL	10-Q/A	10.8	11/9/2015
10.16	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and the Company	Cheniere Partners	8-K	10.5	5/15/2012
10.17	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC	Cheniere Holdings	S-1/A	10.76	12/2/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.18	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and the Company	SPL	10-Q/A	10.70	11/9/2015
10.19	Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	SPL	8-K	10.10	11/9/2018
10.20	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019	SPL	10-Q	10.30	8/8/2019
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
		SPL	10-Q	10.10	11/1/2019
10.22	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00011 Insurance Provisional Sum Interim Adjustment, dated October 1, 2019 and (ii) the Change Order CO-00012 Replacement of Timber Piles with Pre-Stressed Concrete Piles, dated October 30, 2019	SPL	10-K	10.23	2/24/2020
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
		SPL	10-Q	10.40	4/30/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		SPL	10-Q	10.20	8/6/2020
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
		SPL	10-Q	10.10	11/6/2020
10.26*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00030 Third Berth Soil Preparation Provisional Sum Interim Adjustment Change Order, dated September 16, 2020, (ii) the Change Order CO-00031 Provisional Sum Consolidation (PAB, Taxes & Insurance), dated October 2, 2020, (iii) the Change Order CO-00032 COVID-19 Impacts, dated October 2, 2020, (iv) the Change Order CO-00033 Third Berth - Jetty Building (00A-4041) - Clean Agent System, dated November 2, 2020 and (v) the Change Order CO-00034 Vanessa Spare Valves, dated November 18, 2020

10.27	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between the Company and SPLNG	SPLNG	8-K	10.10	8/6/2012
10.28	Letter Agreement, dated May 28, 2013, by and between the Company and SPLNG	SPLNG	10-Q	10.10	8/2/2013
10.29	Third Amended and Restated Common Terms Agreement, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL	8-K	10.20	3/23/2020
10.30	Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, among the Company, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	SPL	8-K	10.10	3/23/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.31	Third Amended and Restated Accounts Agreement, among the Company, certain subsidiaries of the Company, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	SPL	8-K	10.30	3/23/2020
10.32	Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere and the Company	SPL	S-4	10.30	11/15/2013
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), Cheniere Partners (SEC File No. 001-33366), Cheniere Holdings (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Stephenson	Manager and President	February 23, 2021
Aaron Stephenson

/s/ Zach Davis	Manager and Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Zach Davis

/s/ Leonard E. Travis	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
Leonard E. Travis

/s/ Scott Peak	Manager	February 23, 2021
Scott Peak