Form 10-Q
period 2021-03-31
Sabine Pass Liquefaction, LLC
filed 2021-05-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
LNG revenues	$1,669	$1,449
LNG revenues—affiliate	214	188
Total revenues	1,883	1,637

Operating costs and expenses
Cost of sales (excluding items shown separately below)	948	699
Cost of sales—affiliate	52	12
Operating and maintenance expense	130	139
Operating and maintenance expense—affiliate	113	113
Operating and maintenance expense—related party	10	—
General and administrative expense	1	1
General and administrative expense—affiliate	15	18
Depreciation and amortization expense	117	117
Total operating costs and expenses	1,386	1,099

Income from operations	497	538

Other income (expense)
Interest expense, net of capitalized interest	(160)	(178)
Loss on modification of debt	—	(1)
Other income, net	—	1
Total other expense	(160)	(178)

Net income	$337	$360

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Restricted cash	$123	$97
Accounts and other receivables, net	370	309
Accounts receivable—affiliate	99	185
Advances to affiliate	109	122
Inventory	89	93
Derivative assets	16	14
Other current assets	37	41
Other current assets—affiliate	21	21
Total current assets	864	882

Property, plant and equipment, net	14,282	14,255
Debt issuance costs, net	9	10
Non-current derivative assets	9	11
Other non-current assets, net	182	165
Total assets	$15,346	$15,323

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$7	$8
Accrued liabilities	614	591
Accrued liabilities—related party	3	4
Current debt	850	—
Due to affiliates	35	59
Deferred revenue	79	114
Deferred revenue—affiliate	5	—
Derivative liabilities	26	11
Total current liabilities	1,619	787

Long-term debt, net	12,676	13,520
Non-current derivative liabilities	42	35
Other non-current liabilities	8	8
Other non-current liabilities—affiliate	16	15

Member’s equity	985	958
Total liabilities and member’s equity	$15,346	$15,323

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	$985	$985

Three Months Ended March 31, 2020
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2019	$534	$534
Capital contributions	226	226
Distributions	(376)	(376)
Net income	360	360
Balance at March 31, 2020	$744	$744
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$337	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117	117
Amortization of debt issuance costs, premium and discount	6	7
Loss on modification of debt	—	1
Total losses (gains) on derivatives, net	2	(21)
Net cash provided by settlement of derivative instruments	20	5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(60)	36
Accounts receivable—affiliate	86	66
Advances to affiliate	15	16
Inventory	4	18
Accounts payable and accrued liabilities	5	(160)
Accrued liabilities—related party	(1)	—
Due to affiliates	(22)	(12)
Deferred revenue	(35)	(60)
Deferred revenue—affiliate	5	—
Other, net	(4)	2
Other, net—affiliate	—	(1)
Net cash provided by operating activities	475	374

Cash flows from investing activities
Property, plant and equipment, net	(138)	(293)
Net cash used in investing activities	(138)	(293)

Cash flows from financing activities
Debt issuance and other financing costs	(1)	(7)
Capital contributions	—	225
Distributions	(310)	(371)
Net cash used in financing activities	(311)	(153)

Net increase (decrease) in restricted cash	26	(72)
Restricted cash—beginning of period	97	181
Restricted cash—end of period	$123	$109

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020. Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our financial position, results of operations or cash flows.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss is included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Cheniere Partners is not subject to federal or state income taxes, as its partners are taxed individually on their allocable share of Cheniere Partners taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of March 31, 2021 and December 31, 2020, we had $123 million and $97 million of restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2021 and December 31, 2020, accounts and other receivables, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Trade receivable	$349	$300
Other accounts receivable	21	9
Total accounts and other receivables, net	$370	$309
NOTE 4—INVENTORY

As of March 31, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Materials	$68	$68
LNG	11	8
Natural gas	9	17
Other	1	—
Total inventory	$89	$93

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
LNG terminal costs
LNG terminal	$13,712	$13,711
LNG terminal construction-in-process	2,241	2,100
Accumulated depreciation	(1,676)	(1,561)
Total LNG terminal costs, net	14,277	14,250
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(14)	(14)
Total fixed assets, net	5	5
Property, plant and equipment, net	$14,282	$14,255

The following table shows depreciation expense during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$116	$116

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(4)	$(3)	$(36)	$(43)	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(36)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.168 / $(0.001)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$(21)	$24
Realized and mark-to-market gains (losses):
Included in cost of sales	(12)	25
Purchases and settlements:
Purchases	1	1
Settlements	(4)	(3)
Transfers into Level 3, net (1)	—	2
Balance, end of period	$(36)	$49
Change in unrealized gains (losses) relating to instruments still held at end of period	$(12)	$25

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

We have entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project.  The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,023 TBtu and 4,970 TBtu as of March 31, 2021 and December 31, 2020, respectively, of which 91 TBtu for each of the periods were for a natural gas supply contract that we have with a related party.
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	March 31, 2021	December 31, 2020
Derivative assets	$16	$14
Non-current derivative assets	9	11
Total derivative assets	25	25

Derivative liabilities	(26)	(11)
Non-current derivative liabilities	(42)	(35)
Total derivative liabilities	(68)	(46)

Derivative liability, net	$(43)	$(21)

(1)    Does not include collateral posted with counterparties by us of $11 million and $4 million, which are included in other current assets in our Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of both March 31, 2021 and December 31, 2020.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the gain (loss) from changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the three months ended March 31, 2021 and 2020 (in millions):

	Statements of Income Location (1)	Three Months Ended March 31,
		2021	2020
Liquefaction Supply Derivatives	Cost of sales	$(2)	$21

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

Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of March 31, 2021
Gross assets	$68
Offsetting amounts	(43)
Net assets	$25

Gross liabilities	$(76)
Offsetting amounts	8
Net liabilities	$(68)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Advances made to municipalities for water system enhancements	$83	$84
Advances and other asset conveyances to third parties to support LNG terminal	33	33
Operating lease assets	23	23
Advances made under EPC and non-EPC contracts	22	9
Information technology service prepayments	5	5
Other	16	11
Total other non-current assets, net	$182	$165

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—ACCRUED LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Interest costs and related debt fees	$158	$150
Accrued natural gas purchases	382	374
Liquefaction Project costs	71	64
Other accrued liabilities	3	3
Total accrued liabilities	$614	$591

NOTE 9—DEBT

As of March 31, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Long-term debt:
4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 Working Capital Facility”)	$12,797	$13,650
Unamortized premium, discount and debt issuance costs, net	(121)	(130)
Total long-term debt, net	12,676	13,520

Current debt:
Current portion of 6.25% senior secured notes due March 2022 (“2022 Senior Notes”) (1)	853	—
Unamortized discount, premium and debt issuance costs, net	(3)	—
Total current debt	850	—

Total debt, net	$13,526	$13,520

(1)$147 million of the 2022 Senior Notes is categorized as long-term debt because the proceeds from the expected sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037, expected to be issued in the second half of 2021 pursuant to a note purchase agreement we entered into in February 2021, are expected to be used to refinance a portion of 2022 Senior Notes.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of March 31, 2021 (in millions):

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

As of March 31, 2021, we were in compliance with all covenants related to our debt agreements.
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Total interest cost	$190	$198
Capitalized interest	(30)	(20)
Total interest expense, net of capitalized interest	$160	$178

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$12,850	$14,426	$12,850	$14,834
Senior notes — Level 3 (2)	800	953	800	1,036
Working capital facility (3)	—	—	—	—

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues (1)	$1,669	$1,449
LNG revenues—affiliate	214	188
Total revenues	$1,883	$1,637

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three months ended March 31, 2020, we recognized $16 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

Contract Assets

The following table shows our contract assets, net, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the three months ended March 31, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Three Months Ended March 31, 2021
Deferred revenues, beginning of period	$114
Cash received but not yet recognized in revenue	79
Revenue recognized from prior period deferral	(114)
Deferred revenues, end of period	$79

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2021
Deferred revenues—affiliate, beginning of period	$—
Cash received but not yet recognized in revenue	5
Deferred revenues—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.4	9	$52.1	9
LNG revenues—affiliate	0.2	3	0.1	1
Total revenues	$51.6		$52.2

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 51% and 44% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2021 and 2020, respectively, were related to variable consideration received from customers.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$210	$182
Contracts for Sale and Purchase of Natural Gas and LNG	4	6
Total LNG revenues—affiliate	214	188

Cost of sales—affiliate
Cheniere Marketing Agreements	34	—
Cargo loading fees under TUA	11	11
Contracts for Sale and Purchase of Natural Gas and LNG	7	1
Total cost of sales—affiliate	52	12

Operating and maintenance expense—affiliate
TUA	66	67
Natural Gas Transportation Agreement	20	20
Services Agreements	27	26
Total operating and maintenance expense—affiliate	113	113

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	10	—

General and administrative expense—affiliate
Services Agreements	15	18

As of March 31, 2021 and December 31, 2020, we had $99 million and $185 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Cheniere Marketing Letter Agreements

In February 2021, we and Cheniere Marketing entered into a letter agreement for the sale of up to 31 cargoes to be delivered between 2021 and 2026 at a price of 115% of Henry Hub plus $1.72 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both March 31, 2021 and December 31, 2020, we recorded due to affiliates of $8 million and $6 million, respectively, related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance expense—related party of $10 million in the three months ended March 31, 2021 and accrued liabilities—related party of $3 million and $4 million as of March 31, 2021 and December 31, 2020, respectively, with this related party.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Services Agreements

As of March 31, 2021 and December 31, 2020, we had $109 million and $122 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Natural Gas Supply Agreement

We are a party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. This related party is partially owned by Blackstone, who also partially owns Cheniere Partners’ limited partner interests. The term of the agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $5 million in assets to SPLNG under this agreement during the three months ended March 31, 2020. We did not convey any assets to SPLNG under this agreement during the three months ended March 31, 2021.
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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Customer A	28%	29%	23%	32%
Customer B	15%	16%	15%	21%
Customer C	19%	16%	25%	*
Customer D	15%	17%	*	22%
Customer E	*	*	19%	*
Customer F	*	12%	*	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for interest, net of amounts capitalized	$148	$210
Non-cash distributions to affiliates for conveyance of assets	—	5

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $222 million and $212 million as of March 31, 2021 and 2020, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We are currently operating five natural gas liquefaction Trains and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at the Sabine Pass LNG terminal, one of the largest LNG production facilities in the world. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast, adjacent to the existing regasification facilities owned and operated by SPLNG.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of April 30, 2021, more than 1,250 cumulative LNG cargoes totaling over 85 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•In February 2021, we entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037 (the “2.95% 2037 Senior Secured Notes”) on a private placement basis. The 2.95% 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of our outstanding Senior Secured Notes due 2022. The 2.95% 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
•In February 2021, Fitch Ratings changed the outlook of our senior secured notes rating to positive from stable.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the three months ended March 31, 2021 and 2020:

(1)	The three months ended March 31, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Our net income was $337 million for the three months ended March 31, 2021, compared to $360 million in the three months ended March 31, 2020. This $23 million decrease in net income was primarily a result of decreased margins due to the increased pricing of natural gas feedstock and less volume sold as well as the non-recurrence of commodity-related derivative gains from the three months ended March 31, 2020, partially offset by decreased interest expense, net of capitalized interest.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2021	2020	Change
LNG revenues	$1,669	$1,449	$220
LNG revenues—affiliate	214	188	26
Total revenues	$1,883	$1,637	$246

LNG volumes recognized as revenues (in TBtu) (1)	325	327	(2)

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery and includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased during the three months ended March 31, 2021 from the comparable period, primarily as a result of increased revenues per MMBtu. LNG revenues during the three months ended March 31, 2020 also included $16 million in revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $48 million and $56 million during the three months ended March 31, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of sales	$948	$699	$249
Cost of sales—affiliate	52	12	40
Operating and maintenance expense	130	139	(9)
Operating and maintenance expense—affiliate	113	113	—
Operating and maintenance expense—related party	10	—	10
General and administrative expense	1	1	—
General and administrative expense—affiliate	15	18	(3)
Depreciation and amortization expense	117	117	—
Total operating costs and expenses	$1,386	$1,099	$287

Total operating costs and expenses increased during the three months ended March 31, 2021 from the three months ended March 31, 2020, primarily as a result of increased cost of sales (including affiliate). Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2021 from the comparable period primarily due to increase in pricing of natural gas feedstock. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate increased during the three months ended March 31, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Other (income) expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Interest expense, net of capitalized interest	$160	$178	$(18)
Loss on modification of debt	—	1	(1)
Other income, net	—	(1)	1
Total other expense	$160	$178	$(18)

Interest expense, net of capitalized interest, decreased during the three months ended March 31, 2021 compared to the comparable period, primarily due to lower interest costs as a result of refinancing higher cost debt. During the three months ended March 31, 2021 and 2020, we incurred $190 million and $198 million of total interest cost, respectively, of which we capitalized $30 million and $20 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	123	97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”)	787	787

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of March 31, 2021:

Train 6
Overall project completion percentage	83.0%
Completion percentage of:
Engineering	99.6%
Procurement	99.9%
Subcontract work	64.9%
Construction	61.7%
Date of expected substantial completion	1H 2022

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

Customers

We have entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers, (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu and (3) up to 31 cargoes to be delivered between 2021 and 2026 at a price of 115% of Henry Hub plus $1.72 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2021, we had secured up to approximately 4,974 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of March 31, 2021, we have incurred $2.0 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the three months ended March 31, 2021 and 2020, we recorded operating and maintenance expense—affiliate of $66 million and $67 million respectively, for the TUA Fees and cost of sales—affiliate of $11 million and $11 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended March 31, 2021 and 2020, we recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Senior notes (1)	$13,650	$13,650
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (2)	413	413
Available commitments under credit facilities (2)	787	787
Total capital resources from borrowings and available commitments (3)	$14,850	$14,850

(1)Includes 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) (collectively, the “Senior Notes”).
(2)Includes outstanding balances under the 2020 Working Capital Facility, inclusive of any portion of the 2020 Working Capital Facility that may be used for general corporate purposes.
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

In February 2021, we entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of the 2.95% 2037 Senior Secured Notes on a private placement basis. The 2.95% 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of our outstanding Senior Secured Notes due 2022. The 2.95% 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated Working Capital Facility (the “2015 Working Capital Facility”). The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of both March 31, 2021 and December 31, 2020, we had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of March 31, 2021, we were in compliance with all covenants related to our debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by June 2023. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders to pursue any amendments to our debt agreements that are currently subject to LIBOR following LIBOR cessation and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$475	$374
Capital contributions	—	225
	$475	$599

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(138)	$(293)
Debt issuance and other financing costs	(1)	(7)
Distributions	(310)	(371)
	(449)	(671)
Net increase (decrease) in restricted cash	$26	$(72)
Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2021 and 2020 were $475 million and $374 million, respectively. The $101 million increase in operating cash inflows was primarily related to cash provided by working capital primarily from payment timing differences.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Distributions

During the three months ended March 31, 2021 and 2020, we made distributions of $310 million and $371 million, respectively, to Cheniere Partners.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(43)	$3	$(21)	$4

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Impacts from Hurricanes Laura and Delta, dated December 22, 2020, (ii) the Change Order CO-00036 Third Berth - Add N2 Connection on Liquid & Hybrid SVT Loading Arm Apex, dated December 22, 2020, (iii) the Change Order CO-00037 Third Berth Design Vessels Update, dated December 22, 2020, (iv) the Change Order CO-00038 Train 6 PV-16002 & FV-15104 Valve Trim Upgrades, dated January 21, 2021, (v) the Change Order CO-00039 Third Berth Design Update to Supply Bunkering Fuel, dated February 11, 2021, (vi) the Change Order CO-00040 LNG Benchmark 7 Elevation Change, dated February 11, 2021, (vii) the Change Order CO-00041 Costs to Comply with SPL FTZ (Excluding Pipe Spools), dated February 12, 2021 and (viii) the Change Order CO-00042 COVID-19 Impacts 1Q2021, dated March 12, 2021

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 3, 2021	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)