Form 10-Q
period 2021-06-30
Sabine Pass Liquefaction, LLC
filed 2021-08-05
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

SABINE PASS LIQUEFACTION, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$1,597	$1,332	$3,266	$2,781
LNG revenues—affiliate	211	61	425	249
Total revenues	1,808	1,393	3,691	3,030

Operating costs and expenses
Cost of sales (excluding items shown separately below)	888	398	1,836	1,097
Cost of sales—affiliate	24	11	76	23
Cost of sales—related party	1	—	1	—
Operating and maintenance expense	144	142	274	281
Operating and maintenance expense—affiliate	115	125	228	238
Operating and maintenance expense—related party	12	—	22	—
General and administrative expense	1	6	2	7
General and administrative expense—affiliate	14	19	29	37
Depreciation and amortization expense	116	116	233	233
Impairment expense and loss on disposal of assets	2	—	2	—
Total operating costs and expenses	1,317	817	2,703	1,916

Income from operations	491	576	988	1,114

Other income (expense)
Interest expense, net of capitalized interest	(158)	(181)	(318)	(359)
Loss on modification of debt	—	(42)	—	(43)
Other income, net	—	—	—	1
Total other expense	(158)	(223)	(318)	(401)

Net income	$333	$353	$670	$713

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Restricted cash	$65	$97
Accounts and other receivables, net of current expected credit losses	281	309
Accounts receivable—affiliate	65	185
Advances to affiliate	123	122
Inventory	102	93
Current derivative assets	23	14
Prepaid expenses	41	27
Other current assets	26	14
Other current assets—affiliate	21	21
Total current assets	747	882

Property, plant and equipment, net of accumulated depreciation	14,354	14,255
Debt issuance costs, net of accumulated amortization	9	10
Derivative assets	21	11
Other non-current assets, net	163	165
Total assets	$15,294	$15,323

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$12	$8
Accrued liabilities	569	591
Accrued liabilities—related party	4	4
Current debt, net of discount and debt issuance costs	654	—
Due to affiliates	40	59
Deferred revenue	84	114
Deferred revenue—affiliate	11	—
Current derivative liabilities	21	11
Total current liabilities	1,395	787

Long-term debt, net of premium, discount and debt issuance costs	12,879	13,520
Derivative liabilities	8	35
Other non-current liabilities	7	8
Other non-current liabilities—affiliate	15	15

Member’s equity	990	958
Total liabilities and member’s equity	$15,294	$15,323

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	985	985
Distributions	(328)	(328)
Net income	333	333
Balance at June 30, 2021	$990	$990

Three and Six Months Ended June 30, 2020
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2019	$534	$534
Capital contributions	226	226
Distributions	(376)	(376)
Net income	360	360
Balance at March 31, 2020	744	744
Capital contributions	261	261
Distributions	(200)	(200)
Net income	353	353
Balance at June 30, 2020	$1,158	$1,158
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$670	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	233	233
Amortization of debt issuance costs, premium and discount	11	13
Loss on modification of debt	—	43
Total gains on derivatives, net	(54)	(29)
Net cash provided by settlement of derivative instruments	18	3
Impairment expense and loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	29	5
Accounts receivable—affiliate	119	102
Advances to affiliate	11	11
Inventory	(8)	15
Accounts payable and accrued liabilities	(61)	(253)
Due to affiliates	(17)	(10)
Deferred revenue	(30)	(132)
Deferred revenue—affiliate	11	—
Other, net	(34)	(23)
Net cash provided by operating activities	900	691

Cash flows from investing activities
Property, plant and equipment	(294)	(543)
Other	1	—
Net cash used in investing activities	(293)	(543)

Cash flows from financing activities
Proceeds from issuances of debt	—	1,995
Repayments of debt	—	(2,000)
Debt issuance and other financing costs	(1)	(34)
Debt extinguishment costs	—	(39)
Capital contributions	—	487
Distributions	(638)	(571)
Net cash used in financing activities	(639)	(162)

Net decrease in restricted cash	(32)	(14)
Restricted cash—beginning of period	97	181
Restricted cash—end of period	$65	$167

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG Terminal currently has five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned by SPLNG.

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of June 30, 2021 and December 31, 2020, we had $65 million and $97 million of restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of June 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Trade receivable	$264	$300
Other accounts receivable	17	9
Total accounts and other receivables, net of current expected credit losses	$281	$309

NOTE 4—INVENTORY

As of June 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Materials	$67	$68
LNG	9	8
Natural gas	25	17
Other	1	—
Total inventory	$102	$93

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of June 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
LNG terminal
LNG terminal	$13,738	$13,711
LNG terminal construction-in-process	2,402	2,100
Accumulated depreciation	(1,791)	(1,561)
Total LNG terminal, net of accumulated depreciation	14,349	14,250
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(15)	(14)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$14,354	$14,255

The following table shows depreciation expense during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$115	$115	$231	$231

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Statements of Income to the extent not utilized for the commissioning process, in which case it is capitalized.
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	June 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(11)	$(7)	$33	$15	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2021:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$33	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.350) - $0.190 / $0.007

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$(36)	$49	$(21)	$24
Realized and mark-to-market gains:
Included in cost of sales	67	4	58	32
Purchases and settlements:
Purchases	1	(1)	—	—
Settlements	1	(1)	(4)	(6)
Transfers into Level 3, net (1)	—	—	—	1
Balance, end of period	$33	$51	$33	$51
Change in unrealized gains relating to instruments still held at end of period	$67	$4	$58	$32

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,078 TBtu and 4,970 TBtu as of June 30, 2021 and December 31, 2020, respectively, of which 91 TBtu for each of the periods were for a natural gas supply contract that we have with a related party.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	June 30, 2021	December 31, 2020
Current derivative assets	$23	$14
Derivative assets	21	11
Total derivative assets	44	25

Current derivative liabilities	(21)	(11)
Derivative liabilities	(8)	(35)
Total derivative liabilities	(29)	(46)

Derivative asset (liability), net	$15	$(21)

(1)    Does not include collateral posted with counterparties by us of $16 million and $4 million, which are included in other current assets in our Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of both June 30, 2021 and December 31, 2020.
The following table shows the gain (loss) from changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Statements of Income during the three and six months ended June 30, 2021 and 2020 (in millions):

Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues	$—	$(4)	$—	$(4)
Cost of sales	56	12	54	33

(1)    Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of June 30, 2021
Gross assets	$46
Offsetting amounts	(2)
Net assets	$44

Gross liabilities	$(33)
Offsetting amounts	4
Net liabilities	$(29)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 7—OTHER NON-CURRENT ASSETS, NET

As of June 30, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Advances made to municipalities for water system enhancements	$82	$84
Advances and other asset conveyances to third parties to support LNG terminal	33	33
Operating lease assets	23	23
Advances made under EPC and non-EPC contracts	2	9
Information technology service prepayments	4	5
Other	19	11
Total other non-current assets, net	$163	$165

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Interest costs and related debt fees	$150	$150
Accrued natural gas purchases	310	374
Liquefaction Project costs	105	64
Other accrued liabilities	4	3
Total accrued liabilities	$569	$591

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

As of June 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Long-term debt:
4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 Working Capital Facility”)	$12,994	$13,650
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(115)	(130)
Total long-term debt, net of premium, discount and debt issuance costs	12,879	13,520

Current debt:
Current portion of 6.25% senior secured notes due March 2022 (“2022 Senior Notes”) (1)	656	—
Unamortized discount and debt issuance costs, net of accumulated amortization	(2)	—
Total current debt, net of discount and debt issuance costs	654	—

Total debt, net of premium, discount and debt issuance costs	$13,533	$13,520

(1)A portion of the 2022 Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $347 million aggregate principal amount of senior secured notes due 2037, expected to be issued in the second half of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of 2022 Senior Notes and pay related fees, costs and expenses.

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of June 30, 2021 (in millions):

2020 Working Capital Facility (1)
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	396
Available commitment	$804

Priority ranking	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Weighted average interest rate of outstanding balance	n/a
Maturity date	March 19, 2025

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

As of June 30, 2021, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total interest cost	$190	$202	$380	$400
Capitalized interest	(32)	(21)	(62)	(41)
Total interest expense, net of capitalized interest	$158	$181	$318	$359

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$12,850	$14,518	$12,850	$14,834
Senior notes — Level 3 (2)	800	1,008	800	1,036
Working capital facility — Level 3 (3)	—	—	—	—

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues (1)	$1,597	$1,336	$3,266	$2,785
LNG revenues—affiliate	211	61	425	249
Total revenues from customers	1,808	1,397	3,691	3,034
Net derivative loss (2)	—	(4)	—	(4)
Total revenues	$1,808	$1,393	$3,691	$3,030

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $244 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	June 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the six months ended June 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Six Months Ended June 30, 2021
Deferred revenues, beginning of period	$114
Cash received but not yet recognized in revenue	84
Revenue recognized from prior period deferral	(114)
Deferred revenues, end of period	$84

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2021
Deferred revenues—affiliate, beginning of period	$—
Cash received but not yet recognized in revenue	11
Deferred revenues—affiliate, end of period	$11

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.7	9	$52.1	9
LNG revenues—affiliate	0.2	3	0.1	1
Total revenues	$50.9		$52.2

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 55% and 29% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2021 and 2020, respectively, and approximately 53% and 37% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2021 and 2020, respectively, were related to variable consideration received from customers. Approximately 91% and 100% of our LNG revenues—affiliate from contracts included in the table above during both the three and six months ended June 30, 2021 and 2020, respectively, were related to variable consideration received from customers.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$209	$59	$419	$241
Contracts for Sale and Purchase of Natural Gas and LNG	2	2	6	8
Total LNG revenues—affiliate	211	61	425	249

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	34	—
Cargo loading fees under TUA	11	7	22	18
Contracts for Sale and Purchase of Natural Gas and LNG	13	4	20	5
Total cost of sales—affiliate	24	11	76	23

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	1	—	1	—

Operating and maintenance expense—affiliate
TUA	67	66	133	133
Natural Gas Transportation Agreement	20	21	40	41
Services Agreements	27	37	54	63
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	115	125	228	238

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	—	22	—

General and administrative expense—affiliate
Services Agreements	14	19	29	37

As of June 30, 2021 and December 31, 2020, we had $65 million and $185 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Partners, and third-party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both June 30, 2021 and December 31, 2020, we recorded due to affiliates of $8 million and $6 million, respectively, related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that indirectly acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance expense—related party of $12 million and $22 million and cost of sales—related party of $1 million and $1 million during the three and six months ended June 30, 2021, respectively, and accrued liabilities—related party of $4 million as of both June 30, 2021 and December 31, 2020 with this related party.

Services Agreements

As of June 30, 2021 and December 31, 2020, we had $123 million and $122 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $5 million in assets to SPLNG under this agreement during the six months ended June 30, 2020. We did not convey any assets to SPLNG under this agreement during the three and six months ended June 30, 2021 and the three months ended June 30, 2020.
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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	26%	26%	27%	28%	24%	32%
Customer B	16%	15%	16%	16%	17%	21%
Customer C	17%	18%	18%	17%	16%	*
Customer D	18%	17%	16%	17%	17%	22%
Customer E	10%	12%	*	12%	*	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for interest, net of amounts capitalized	$307	$375
Non-cash distributions to affiliates for conveyance of assets	—	5

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $246 million and $198 million as of June 30, 2021 and 2020, respectively.

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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. The Sabine Pass LNG terminal, one of the largest LNG production facilities in the world, currently has five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned by SPLNG.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. Cheniere’s CR report is available at cheniere.com/IMPACT.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of July 31, 2021, approximately 1,350 cumulative LNG cargoes totaling over 90 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial
•During 2021, we entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of Senior Secured Notes due 2037 (the “2037 Private Placement Senior Secured Notes”) on a private placement basis. The 2037 Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of our outstanding 6.25% Senior Secured Notes due 2022 and pay related fees, costs and expenses.

The 2037 Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
•In February 2021, Fitch Ratings changed the outlook of our senior secured notes rating to positive from stable.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the six months ended June 30, 2021 and 2020:

(1)	The six months ended June 30, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Our net income was $333 million for the three months ended June 30, 2021, compared to $353 million in the three months ended June 30, 2020 and was $670 million for the six months ended June 30, 2021, compared to $713 million in the six months ended June 30, 2020. These $20 million and $43 million decreases in net income, respectively, were primarily a result of decreased margins due to the non-recurrence, during the three and six months ended June 30, 2021, of accelerated revenues recognized from LNG cargoes for which customers notified us that they would not take delivery, which were partially offset by increased revenue from increased volume of LNG delivered between the periods, decreased interest expense, net of capitalized interest and decreased loss on modification of debt.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2021	2020	Change	2021	2020	Change
LNG revenues	$1,597	$1,332	$265	$3,266	$2,781	$485
LNG revenues—affiliate	211	61	150	425	249	176
Total revenues	$1,808	$1,393	$415	$3,691	$3,030	$661

LNG volumes recognized as revenues (in TBtu) (1)	313	207	106	638	534	104

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery. During the six months ended June 30, 2021, includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by $415 million and $661 million during the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020, respectively, primarily as a result of increased revenues per MMBtu and higher volume of LNG delivered between the periods due to the delivery of all available volume of LNG during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized $388 million and $404 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $244 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $16 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $12 million and $41 million during the three months ended June 30, 2021 and 2020, respectively, and $60 million and $81 million during the six months ended June 30, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$888	$398	$490	$1,836	$1,097	$739
Cost of sales—affiliate	24	11	13	76	23	53
Cost of sales—related party	1	—	1	1	—	1
Operating and maintenance expense	144	142	2	274	281	(7)
Operating and maintenance expense—affiliate	115	125	(10)	228	238	(10)
Operating and maintenance expense—related party	12	—	12	22	—	22
General and administrative expense	1	6	(5)	2	7	(5)
General and administrative expense—affiliate	14	19	(5)	29	37	(8)
Depreciation and amortization expense	116	116	—	233	233	—
Impairment expense and loss on disposal of assets	2	—	2	2	—	2
Total operating costs and expenses	$1,317	$817	$500	$2,703	$1,916	$787

Total operating costs and expenses increased during the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020, primarily as a result of increased cost of sales (including affiliate). Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2021 from the comparable periods in 2020 primarily due to the increase in pricing of natural gas feedstock and increased volume of LNG produced, partially offset by increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to favorable shifts in long-term forward prices relative to our hedged position and a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate increased during the three and six months ended June 30, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.
Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$158	$181	$(23)	$318	$359	$(41)
Loss on modification of debt	—	42	(42)	—	43	(43)
Other income, net	—	—	—	—	(1)	1
Total other expense	$158	$223	$(65)	$318	$401	$(83)

Interest expense, net of capitalized interest, decreased during the three and six months ended June 30, 2021 from the comparable periods in 2020 primarily as a result of lower interest costs as a result of refinancing higher cost debt and an increase in the portion of total interest costs that is eligible for capitalization primarily due to the continued construction of the remaining assets of the Liquefaction Project. During the three months ended June 30, 2021 and 2020, we incurred $190 million and $202 million of total interest cost, respectively, of which we capitalized $32 million and $21 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred $380 million and $400 million of total interest cost, respectively, of which we capitalized $62 million and $41 million, respectively.

Loss on modification or extinguishment of debt decreased during the three and six months ended June 30, 2021 from the comparable periods in 2020. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”).

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Restricted cash designated for the Liquefaction Project	$65	$97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”)	804	787

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of June 30, 2021:

Train 6
Overall project completion percentage	89.6%
Completion percentage of:
Engineering	99.7%
Procurement	99.9%
Subcontract work	70.2%
Construction	79.3%
Date of expected substantial completion	1H 2022

The DOE has issued three orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries through December 31, 2050, up to a combined total equivalent of approximately 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas.

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to us and upon the date of first commercial delivery of Train 6, the annual fixed fee portion to be paid by the third-party SPA customers is expected to increase to at least $3.3 billion.

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

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2021, we had secured up to approximately 5,025 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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
The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2021, we have incurred $2.1 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the three months ended June 30, 2021 and 2020, we recorded operating and maintenance expense—affiliate of $67 million and $66 million respectively, for the TUA Fees and cost of sales—affiliate of $11 million and $7 million, respectively, for cargo loading services incurred under the TUA. During the six months ended June 30, 2021 and 2020, we recorded operating and maintenance expense—affiliate of $133 million and $133 million respectively, for the TUA Fees and cost of sales—affiliate of $22 million and $18 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with Total Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended June 30, 2021 and 2020, we recorded $33 million, and during each of the six months ended June 30, 2021 and 2020, we recorded $65 million as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Senior notes (1)	$13,650	$13,650
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (2)	396	413
Available commitments under credit facilities (2)	804	787
Total capital resources from borrowings and available commitments (3)	$14,850	$14,850

(1)Includes 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) (collectively, the “Senior Notes”).
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

During 2021, we entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of the 2037 Private Placement Senior Secured Notes on a private placement basis. The 2037 Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of our outstanding 6.25% Senior Secured Notes due 2022 and pay related fees, costs and expenses. The 2037 Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated Working Capital Facility (the “2015 Working Capital Facility”). The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of June 30, 2021 and December 31, 2020, we had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both June 30, 2021 and December 31, 2020, we had no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of June 30, 2021, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$900	$691
Proceeds from issuances of debt	—	1,995
Capital contributions	—	487
Other	1	—
	$901	$3,173

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(294)	$(543)
Repayments of debt	—	(2,000)
Debt issuance and other financing costs	(1)	(34)
Debt extinguishment costs	—	(39)
Distributions	(638)	(571)
	(933)	(3,187)
Net decrease in restricted cash	$(32)	$(14)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2021 and 2020 were $900 million and $691 million, respectively. The $209 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences and timing of cash receipts from the sale of LNG cargoes.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the six months ended June 30, 2020, we issued an aggregate principal amount of $2.0 billion of the 2030 Senior Notes, which along with cash on hand was used to redeem all of the outstanding 2021 Senior Notes. We incurred $34 million of debt issuance costs primarily related to up-front fees paid and $39 million of debt extinguishment costs related to these transactions.

Distributions

During the six months ended June 30, 2021 and 2020, we made distributions of $638 million and $571 million, respectively, to Cheniere Partners.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	June 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$15	$3	$(21)	$4

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to us returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to us alleging violations of federal pipeline safety regulations relating to the 2018 tank incident and proposing civil penalties totaling $2,214,900. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 5.    OTHER INFORMATION

On August 4, 2021, we and Cheniere Marketing entered into a letter agreement (amending and restating the letter agreement between the parties dated February 23, 2021) for the sale of up to eighty-one (81) cargoes to be scheduled for delivery between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu. On August 4, 2021, we and Cheniere Marketing also entered into a letter agreement for the sale of (i) up to six (6) cargoes scheduled for delivery in the 2022 Contract Year and up to six (6) cargoes scheduled for delivery in the 2023 Contract Year at a price equal to 115% of Henry Hub plus $1.768 per MMBtu; and (ii) up to six (6) cargoes scheduled for delivery in the 2022 Contract Year at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00043 Third Berth SVT Loading Arm Spares, dated April 9, 2021, (ii) the Change Order CO-00044 Third Berth U/G Directional Drilling & Cathodic Protection Provisional Sum Closures, dated April 9, 2021, (iii) the Change Order CO-00045 Winter Storm Impacts, dated April 9, 2021, (iv) the Change Order CO-00046 NGPL Security Provisional Sum Interim Adjustment, dated June 15, 2021, (v) the Change Order CO-00047 80 Acres Bridge, dated June 15, 2021 and (vi) the Change Order CO-00048 AGRU Additions for Lean Solvent Overpressure, dated June 15, 2021

10.2*
Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

10.3*
Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 4, 2021	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 4, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)