Form 10-Q
period 2021-09-30
Sabine Pass Liquefaction, LLC
filed 2021-11-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Note: The registrant was a voluntary filer until January 25, 2021. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$1,791	$807	$5,057	$3,588
LNG revenues—affiliate	453	103	878	352
Total revenues	2,244	910	5,935	3,940

Operating costs and expenses
Cost of sales (excluding items shown separately below)	1,342	454	3,178	1,551
Cost of sales—affiliate	17	37	93	60
Cost of sales—related party	—	—	1	—
Operating and maintenance expense	130	124	404	405
Operating and maintenance expense—affiliate	113	114	341	352
Operating and maintenance expense—related party	12	—	34	—
General and administrative expense	1	1	3	8
General and administrative expense—affiliate	16	17	45	54
Depreciation and amortization expense	118	115	351	348
Impairment expense and loss on disposal of assets	—	—	2	—
Total operating costs and expenses	1,749	862	4,452	2,778

Income from operations	495	48	1,483	1,162

Other income (expense)
Interest expense, net of capitalized interest	(155)	(164)	(473)	(523)
Loss on modification of debt	—	—	—	(43)
Other income, net	—	—	—	1
Total other expense	(155)	(164)	(473)	(565)

Net income (loss)	$340	$(116)	$1,010	$597

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Restricted cash	$133	$97
Accounts and other receivables, net of current expected credit losses	352	309
Accounts receivable—affiliate	198	185
Advances to affiliate	114	122
Inventory	118	93
Current derivative assets	44	14
Other current assets	73	41
Other current assets—affiliate	22	21
Total current assets	1,054	882

Property, plant and equipment, net of accumulated depreciation	14,404	14,255
Debt issuance costs, net of accumulated amortization	8	10
Derivative assets	25	11
Other non-current assets, net	168	165
Total assets	$15,659	$15,323

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$10	$8
Accrued liabilities	761	591
Accrued liabilities—related party	5	4
Current debt, net of discount and debt issuance costs	203	—
Due to affiliates	48	59
Deferred revenue	144	114
Deferred revenue—affiliate	4	—
Current derivative liabilities	23	11
Total current liabilities	1,198	787

Long-term debt, net of premium, discount and debt issuance costs	13,336	13,520
Derivative liabilities	13	35
Other non-current liabilities	8	8
Other non-current liabilities—affiliate	15	15

Member’s equity	1,089	958
Total liabilities and member’s equity	$15,659	$15,323

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	985	985
Distributions	(328)	(328)
Net income	333	333
Balance at June 30, 2021	990	990
Distributions	(241)	(241)
Net income	340	340
Balance at September 30, 2021	$1,089	$1,089

Three and Nine Months Ended September 30, 2020
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2019	$534	$534
Capital contributions	226	226
Distributions	(376)	(376)
Net income	360	360
Balance at March 31, 2020	744	744
Capital contributions	261	261
Distributions	(200)	(200)
Net income	353	353
Balance at June 30, 2020	1,158	1,158
Distributions	(135)	(135)
Net loss	(116)	(116)
Balance at September 30, 2020	$907	$907
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$1,010	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	351	348
Amortization of debt issuance costs, premium and discount	17	19
Loss on modification of debt	—	43
Total losses (gains) on derivatives, net	(64)	38
Net cash provided by (used for) settlement of derivative instruments	10	(2)
Impairment expense and loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	(42)	95
Accounts receivable—affiliate	(14)	22
Advances to affiliate	6	28
Inventory	(25)	2
Accounts payable and accrued liabilities	147	(166)
Accrued liabilities—related party	1	2
Due to affiliates	(10)	(3)
Deferred revenue	30	26
Deferred revenue—affiliate	4	—
Other, net	(42)	(29)
Net cash provided by operating activities	1,381	1,020

Cash flows from investing activities
Property, plant and equipment	(465)	(747)
Net cash used in investing activities	(465)	(747)

Cash flows from financing activities
Proceeds from issuances of debt	—	1,995
Repayments of debt	—	(2,000)
Debt issuance and other financing costs	(1)	(34)
Debt extinguishment costs	—	(39)
Capital contributions	—	487
Distributions	(879)	(706)
Net cash used in financing activities	(880)	(297)

Net increase (decrease) in restricted cash	36	(24)
Restricted cash—beginning of period	97	181
Restricted cash—end of period	$133	$157

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Sabine Pass LNG terminal currently has five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned by SPLNG.

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

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. As of September 30, 2021 and December 31, 2020, we had $133 million and $97 million of restricted cash, respectively.

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

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of September 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Trade receivable	$338	$300
Other accounts receivable	14	9
Total accounts and other receivables, net of current expected credit losses	$352	$309

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—INVENTORY

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Materials	$68	$68
LNG	33	8
Natural gas	16	17
Other	1	—
Total inventory	$118	$93

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of September 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
LNG terminal
LNG terminal	$13,742	$13,711
LNG terminal construction-in-process	2,564	2,100
Accumulated depreciation	(1,906)	(1,561)
Total LNG terminal, net of accumulated depreciation	14,400	14,250
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(15)	(14)
Total fixed assets, net of accumulated depreciation	4	5
Property, plant and equipment, net of accumulated depreciation	$14,404	$14,255

The following table shows depreciation expense during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$116	$114	$347	$345

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

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Statements of Operations to the extent not utilized for the commissioning process, in which case it is capitalized.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	September 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(18)	$(8)	$59	$33	$1	$(1)	$(21)	$(21)

We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2021:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$59	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.333) - $0.415 / $0.015

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Increases or decreases in basis, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$33	$51	$(21)	$24
Realized and mark-to-market gains (losses):
Included in cost of sales	25	(47)	79	(22)
Purchases and settlements:
Purchases	4	5	6	4
Settlements	(3)	(8)	(5)	(6)
Transfers out of Level 3, net (1)	—	(1)	—	—
Balance, end of period	$59	$—	$59	$—
Change in unrealized gains (losses) relating to instruments still held at end of period	$25	$(47)	$79	$(22)

(1)Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The notional natural gas position of our Liquefaction Supply Derivatives was approximately 5,135 TBtu and 4,970 TBtu as of September 30, 2021 and December 31, 2020, respectively, of which 99 TBtu and 91 TBtu, respectively, were for a natural gas supply contract that we have with a related party.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	September 30, 2021	December 31, 2020
Current derivative assets	$44	$14
Derivative assets	25	11
Total derivative assets	69	25

Current derivative liabilities	(23)	(11)
Derivative liabilities	(13)	(35)
Total derivative liabilities	(36)	(46)

Derivative asset (liability), net	$33	$(21)

(1)Does not include collateral posted with counterparties by us of $29 million and $4 million, which are included in other current assets in our Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Includes a natural gas supply contract that we have with a related party, which had a fair value of zero as of both September 30, 2021 and December 31, 2020.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues	$—	$7	$—	$3
Cost of sales	10	(74)	64	(41)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of September 30, 2021
Gross assets	$76
Offsetting amounts	(7)
Net assets	$69

Gross liabilities	$(43)
Offsetting amounts	7
Net liabilities	$(36)

As of December 31, 2020
Gross assets	$69
Offsetting amounts	(44)
Net assets	$25

Gross liabilities	$(48)
Offsetting amounts	2
Net liabilities	$(46)

NOTE 7—ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Interest costs and related debt fees	$158	$150
Accrued natural gas purchases	523	374
Liquefaction Project costs	77	64
Other accrued liabilities	3	3
Total accrued liabilities	$761	$591

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

As of September 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Long-term debt:
4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 Working Capital Facility”) (1)	$13,446	$13,650
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(110)	(130)
Total long-term debt, net of premium, discount and debt issuance costs	13,336	13,520

Current debt:
Current portion of 6.25% senior secured notes due March 2022 (the “2022 Senior Notes”) (1)	204	—
Unamortized discount and debt issuance costs, net of accumulated amortization	(1)	—
Total current debt, net of discount and debt issuance costs	203	—

Total debt, net of premium, discount and debt issuance costs	$13,539	$13,520

(1)A portion of the 2022 Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $482 million aggregate principal amount of senior secured notes due 2037 pursuant to executed note purchase agreements, expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of the 2022 Senior Notes and pay related fees, costs and expenses. An additional $318 million of the 2022 Senior Notes was redeemed in October 2021 with capital contributions received from Cheniere Partners subsequent to the balance sheet date, and thus is also categorized as long-term debt.

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of September 30, 2021 (in millions):

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

As of September 30, 2021, we were in compliance with all covenants related to our debt agreements.
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest cost	$189	$189	$569	$589
Capitalized interest	(34)	(25)	(96)	(66)
Total interest expense, net of capitalized interest	$155	$164	$473	$523

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$12,850	$14,409	$12,850	$14,834
Senior notes — Level 3 (2)	800	997	800	1,036
Working capital facility — Level 3 (3)	—	—	—	—

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

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues (1)	$1,791	$800	$5,057	$3,585
LNG revenues—affiliate	453	103	878	352
Total revenues from customers	2,244	903	5,935	3,937
Net derivative loss (2)	—	7	—	3
Total revenues	$2,244	$910	$5,935	$3,940

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $21 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million that would

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
have otherwise been recognized during the period if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	September 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$1	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Nine Months Ended September 30, 2021
Deferred revenue, beginning of period	$114
Cash received but not yet recognized in revenue	144
Revenue recognized from prior period deferral	(114)
Deferred revenue, end of period	$144

The following table reflects the changes in our contract liabilities to affiliate, which we classify as deferred revenue—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2021
Deferred revenue—affiliate, beginning of period	$—
Cash received but not yet recognized in revenue	4
Deferred revenue—affiliate, end of period	$4

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.1	9	$52.1	9
LNG revenues—affiliate	0.7	3	0.1	1
Total revenues	$50.8		$52.2

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 63% and 39% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2021 and 2020, respectively, and approximately 56% and 37% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2021 and 2020, respectively, were related to variable consideration received from customers. Approximately 96% and 94% of our LNG revenues—affiliate from contracts included in the table above during the three and nine months ended September 30, 2021, respectively, and 100% of our LNG revenues—affiliate from contracts included in the table above during each of the three and nine months ended September 30, 2020 were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$441	$87	$860	$328
Contracts for Sale and Purchase of Natural Gas and LNG	12	16	18	24
Total LNG revenues—affiliate	453	103	878	352

Cost of sales—affiliate
Cheniere Marketing Agreements	—	32	34	32
Cargo loading fees under TUA	10	5	32	23
Contracts for Sale and Purchase of Natural Gas and LNG	7	—	27	5
Total cost of sales—affiliate	17	37	93	60

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	—	—	1	—

Operating and maintenance expense—affiliate
TUA	66	67	199	200
Natural Gas Transportation Agreement	21	20	61	61
Services Agreements	26	27	80	90
LNG Site Sublease Agreement	—	—	1	1
Total operating and maintenance expense—affiliate	113	114	341	352

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	—	34	—

General and administrative expense—affiliate
Services Agreements	16	17	45	54

As of September 30, 2021 and December 31, 2020, we had $198 million and $185 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Cheniere Marketing Letter Agreements

In August 2021, we and Cheniere Marketing entered into a letter agreement (amending and restating the previous letter agreement between the parties from February 2021) for the sale of up to 81 cargoes to be delivered between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu. Additionally, we and Cheniere Marketing entered into a letter agreement for the sale of (1) up to six cargoes to be delivered in 2022 and up to six cargoes to be delivered in 2023 at a price equal to 115% of Henry Hub plus $1.768 per MMBtu; and (2) up to six cargoes to be delivered in 2022 at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both September 30, 2021 and December 31, 2020, we recorded due to affiliates of $7 million and $6 million, respectively, related to this agreement.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that indirectly acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance expense—related party of $12 million and $34 million and cost of sales—related party of zero and $1 million during the three and nine months ended September 30, 2021, respectively, and accrued liabilities—related party of $5 million and $4 million as of September 30, 2021 and December 31, 2020, respectively, with this related party.

Services Agreements

As of September 30, 2021 and December 31, 2020, we had $114 million and $122 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Cooperation Agreement
We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $5 million in assets to SPLNG under this agreement during the nine months ended September 30, 2020. We did not convey any assets to SPLNG under this agreement during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.
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

State Tax Sharing Agreement
We have a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from us under the agreement. The agreement is effective for tax returns due on or after August 2012.

NOTE 11—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	21%	*	25%	23%	27%	32%
Customer B	17%	15%	16%	16%	18%	21%
Customer C	19%	28%	18%	19%	18%	*
Customer D	20%	24%	18%	19%	17%	22%
Customer E	*	*	*	10%	*	*

* Less than 10%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for interest, net of amounts capitalized	$451	$527
Non-cash distributions to affiliates for conveyance of assets	—	5

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $228 million and $217 million as of September 30, 2021 and 2020, respectively.

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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. The Sabine Pass LNG terminal, one of the largest LNG production facilities in the world, currently has five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned by SPLNG.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In August 2021, Cheniere also announced a peer-reviewed LNG life cycle assessment study which allows for improved greenhouse gas emissions assessment, which was published in the American Chemical Society Sustainable Chemistry & Engineering Journal. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of October 31, 2021, over 1,430 cumulative LNG cargoes totaling approximately 110 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In September 2021, feed gas was introduced to Train 6 of the Liquefaction Project.

Financial
•In October 2021, we redeemed $318 million of our outstanding 6.25% Senior Secured Notes due 2022 (the “2022 Senior Notes”) using $318 million of capital contributions from Cheniere Partners.
•During 2021, we entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of Senior Secured Notes due 2037, on a private placement basis (the “2037 Private Placement Senior Secured Notes”). The 2037 Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to redeem a portion of the 2022 Senior Notes and pay related fees, costs and expenses. The 2037 Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of our senior secured notes rating to positive from stable.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project (including both operational and commissioning volumes) during the nine months ended September 30, 2021 and 2020:

(1)	The nine months ended September 30, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Our net income was $340 million for the three months ended September 30, 2021, compared to a net loss of $116 million in the three months ended September 30, 2020 and our net income was $1,010 million for the nine months ended September 30, 2021, compared to $597 million in the nine months ended September 30, 2020. These $456 million and $413 million increases in net income, respectively, were primarily a result of increased volume of LNG delivered between the periods and decreased losses from commodity derivatives to secure natural gas feedstock for the Liquefaction Project.

We enter into derivative instruments to manage our exposure to commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2021	2020	Change	2021	2020	Change
LNG revenues	$1,791	$807	$984	$5,057	$3,588	$1,469
LNG revenues—affiliate	453	103	350	878	352	526
Total revenues	$2,244	$910	$1,334	$5,935	$3,940	$1,995

LNG volumes recognized as revenues (in TBtu) (1)	308	132	176	946	666	280

(1)Excludes volume associated with cargoes for which customers notified us that they would not take delivery. During the nine months ended September 30, 2021, includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.3 billion and $2.0 billion during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020, respectively, primarily as a result of higher volumes of LNG delivered between the periods due to the delivery of all available volume of LNG in 2021 and increased revenues per MMBtu during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recognized $109 million and $513 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $21 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $244 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $52 million and $130 million during the three months ended September 30, 2021 and 2020, respectively, and $112 million and $211 million during the nine months ended September 30, 2021 and 2020, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$1,342	$454	$888	$3,178	$1,551	$1,627
Cost of sales—affiliate	17	37	(20)	93	60	33
Cost of sales—related party	—	—	—	1	—	1
Operating and maintenance expense	130	124	6	404	405	(1)
Operating and maintenance expense—affiliate	113	114	(1)	341	352	(11)
Operating and maintenance expense—related party	12	—	12	34	—	34
General and administrative expense	1	1	—	3	8	(5)
General and administrative expense—affiliate	16	17	(1)	45	54	(9)
Depreciation and amortization expense	118	115	3	351	348	3
Impairment expense and loss on disposal of assets	—	—	—	2	—	2
Total operating costs and expenses	$1,749	$862	$887	$4,452	$2,778	$1,674

Total operating costs and expenses increased during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and nine months ended September 30, 2021 from the comparable periods in 2020 primarily due to the increase in pricing of natural gas feedstock as a result of higher US natural gas prices and increased volume of LNG delivered, partially offset by a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and the increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to favorable shifts in long-term forward prices relative to our hedged position. Cost of sales also includes variable transportation and storage costs and other costs to convert natural gas into LNG.

Cost of sales—affiliate decreased during the three months ended September 30, 2021 and increased during the nine months ended September 30, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.
Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$155	$164	$(9)	$473	$523	$(50)
Loss on modification of debt	—	—	—	—	43	(43)
Other income, net	—	—	—	—	(1)	1
Total other expense	$155	$164	$(9)	$473	$565	$(92)

Interest expense, net of capitalized interest, decreased during the three and nine months ended September 30, 2021 from the comparable periods in 2020 primarily as a result of an increase in the portion of total interest costs that is eligible for capitalization primarily due to the continued construction of the remaining assets of the Liquefaction Project. During the three months ended September 30, 2021 and 2020, we incurred $189 million and $189 million of total interest cost, respectively, of which we capitalized $34 million and $25 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred $569 million and $589 million of total interest cost, respectively, of which we capitalized $96 million and $66 million, respectively.

Loss on modification or extinguishment of debt decreased during the nine months ended September 30, 2021 from the comparable periods in 2020. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 5.625% Senior Secured Notes due 2021 (the “2021 Senior Notes”).

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Restricted cash designated for the Liquefaction Project	$133	$97
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”)	804	787

Liquefaction Facilities

The Liquefaction Project is one of the largest LNG production facilities in the world. We are currently operating five Trains and two marine berths at the Liquefaction Project, undergoing commissioning of one additional Train that is expected to be substantially completed in the first quarter of 2022 and constructing a third marine berth. We have achieved substantial completion of the first five Trains of the Liquefaction Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the Liquefaction Project as of September 30, 2021:

Train 6
Overall project completion percentage	97.1%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	95.8%
Construction	92.9%
Date of expected substantial completion	1Q 2022

We received approval from FERC to site, construct and operate up to a combined total equivalent of approximately 1,661.94 Bcf/yr (approximately 33 mtpa) of natural gas from the Liquefaction Project. The DOE has issued multiple orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal through December 31, 2050 to FTA countries and non-FTA countries for 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas, and an additional 152.64 Bcf/yr (approximately 3 mtpa) of natural gas to FTA countries only, with the authorization for the additional volume to non-FTA countries pending.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of our long-term authorizations to include short-term export authority, and vacated the short-term orders.

Customers

We have entered into fixed price long-term SPAs with third-parties, generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 16 years (plus extension rights) for Trains 1 through 6 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 75% of the total production capacity from these Trains, potentially increasing up to approximately 85% after giving effect to an SPA that Cheniere has committed to provide to us. Under these SPAs, the customers will purchase LNG from us for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fees under our SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to us and upon the date of first commercial delivery of Train 6, the annual fixed fee portion to be paid by the third-party SPA customers is expected to increase to at least $3.3 billion.

In addition, Cheniere Marketing has agreements with us to purchase: (1) at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers, (2) up to 30 cargoes scheduled for delivery in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu, (3) up to 81 cargoes to be delivered between 2021 and 2027 at a price equal to 115% of Henry Hub plus $1.96 per MMBtu, (4) up to six cargoes to be delivered in 2022 and up to six cargoes to be delivered in 2023 at a price equal to 115% of Henry Hub plus $1.768 per MMBtu and (5) up to six cargoes to be delivered in 2022 at a price equal to 115% of Henry Hub plus $1.952 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, we have entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of Cheniere Partners, and third-party pipeline companies. We have entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project. We have also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2021, we had secured up to approximately 5,033 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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
The total contract price of the EPC contract for Train 6 of the Liquefaction Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2021, we have incurred $2.2 billion under this contract.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least May 2036. Cheniere Partners has guaranteed our obligations under our TUA. During the three months ended September 30, 2021 and 2020, we recorded operating and maintenance expense—affiliate of $66 million and $67 million respectively, for the TUA Fees and cost of sales—affiliate of $10 million and $5 million, respectively, for cargo loading services incurred under the TUA. During the nine months ended September 30, 2021 and 2020, we recorded operating and maintenance expense—affiliate of $199 million and $200 million respectively, for the TUA Fees and cost of sales—affiliate of $32 million and $23 million, respectively, for cargo loading services incurred under the TUA.

Additionally, we have entered into a partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“Total”), another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit us to more flexibly manage our LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and us, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During both the three months ended September 30, 2021 and 2020, we recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During both the nine months ended September 30, 2021 and 2020, we recorded $97 million as operating and maintenance expense under this partial TUA assignment agreement.

Capital Resources

We currently expect that our capital resources requirements with respect to the Liquefaction Project will be financed through cash flows under the SPAs, project debt and borrowings and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the 2020 Working Capital Facility, cash flows from operations and equity contributions from Cheniere Partners, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the Liquefaction Project.

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding equity contributions from Cheniere Partners and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Senior notes (1)	$13,650	$13,650
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (2)	396	413
Available commitments under credit facilities (2)	804	787
Total capital resources from borrowings and available commitments (3)	$14,850	$14,850

(1)Includes our 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 (collectively, the “Senior Notes”).
(2)Includes outstanding balances under the 2020 Working Capital Facility, inclusive of any portion of the 2020 Working Capital Facility that may be used for general corporate purposes.
(3)Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

Senior Notes

The Senior Notes are governed by a common indenture (the “Indenture”) and the terms of the 5.00% Senior Secured Notes due 2037 (the “2037 Senior Notes”) are governed by a separate indenture (the “2037 Senior Notes Indenture”). Both the Indenture and the 2037 Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of our restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our assets and enter into certain LNG sales contracts. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to six months before the respective dates of maturity for each series of the Senior Notes (except for the 2022 Senior Notes, 5.625% Senior Secured Notes due 2023 (the “2023 Senior Notes”), 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) and 5.625% Senior Notes due 2025 (the “2025 Senior Notes”), in which case the time period is three months before the respective dates of maturity), we may redeem all or part of such series of the Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at any time within six months of the respective maturity dates for each series of the Senior Notes (except for the 2022 Senior Notes, 2023 Senior Notes, 2024 Senior Notes and 2025 Senior Notes, in which case the time period is within three months of the respective dates of maturity), redeem all or part of such series of the Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

During 2021, we entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of the 2037 Private Placement Senior Secured Notes on a private placement basis. The 2037 Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of our outstanding 2022 Senior Notes and pay related fees, costs and expenses. The 2037 Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.

2020 Working Capital Facility

In March 2020, we entered into the 2020 Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated Working Capital Facility (the “2015 Working Capital Facility”). The 2020 Working Capital Facility is intended to be used for loans to us, swing line loans to us and the issuance of letters of credit on behalf of us, primarily for (1) the refinancing of the 2015 Working Capital Facility, (2) fees and expenses related to the 2020 Working Capital Facility, (3) our gas purchase obligations and the gas purchase obligations of our future subsidiaries and (4)  general corporate purposes of us and certain of our future subsidiaries. We may, from time to time, request increases in the commitments under the 2020 Working Capital Facility of up to $800 million. As of September 30, 2021 and December 31, 2020, we had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both September 30, 2021 and December 31, 2020, we had no outstanding borrowings under the 2020 Working Capital Facility.

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

Restrictive Debt Covenants

As of September 30, 2021, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,381	$1,020
Proceeds from issuances of debt	—	1,995
Capital contributions	—	487
Other	—	—
	$1,381	$3,502

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(465)	$(747)
Repayments of debt	—	(2,000)
Debt issuance and other financing costs	(1)	(34)
Debt extinguishment costs	—	(39)
Distributions	(879)	(706)
	(1,345)	(3,526)
Net increase (decrease) in restricted cash	$36	$(24)

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2021 and 2020 were $1,381 million and $1,020 million, respectively. The $361 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to cash provided by working capital primarily from payment timing differences and timing of cash receipts from the sale of LNG cargoes.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Extinguishment Costs

During the nine months ended September 30, 2020, we entered into the 2020 Working Capital Facility to replace the previous working capital facility and issued an aggregate principal amount of $2.0 billion of the 4.500% Senior Secured Notes due 2030, which along with cash on hand was used to redeem all of the outstanding 2021 Senior Notes. We incurred $34 million of debt issuance costs primarily related to up-front fees paid and $39 million of debt extinguishment costs related to these transactions, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

Distributions

During the nine months ended September 30, 2021 and 2020, we made distributions of $879 million and $706 million, respectively, to Cheniere Partners.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our financial position or operating results.

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$33	$2	$(21)	$4

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to us returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to us alleging violations of federal pipeline safety regulations relating to the 2018 tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, we responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 5.    OTHER INFORMATION

On November 3, 2021, we and Cheniere Marketing entered into a letter agreement for the sale of up to thirty-five (35) cargoes to be scheduled for delivery in the 2022 Contract Year at a price equal to 115% of Henry Hub plus $1.92 per MMBtu.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00049 COVID-19 Impacts 2Q2021, dated July 6, 2021, (ii) CO-00050 Third Berth Bunkering Ship Modifications — Pre-Investment for Foundations, dated July 6, 2021, (iii) CO-00051 Thermal Oxidizer Controls Change, dated September 8, 2021, (iv) CO-00052 Third Berth Spare Beacon and Additional Cable Tray, dated September 8, 2021 and (v) CO-00053 Train 6 Gearbox Assembly Replacement for Unit 1411, dated September 24, 2021

10.2*
First Amendment to Third Amended and Restated Common Terms Agreement, dated as of July 26, 2021, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent

10.3*
Letter agreement, dated November 3, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 3, 2021	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)