Form 10-Q
period 2022-03-31
Sabine Pass Liquefaction, LLC
filed 2022-05-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Affiliate Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and its subsidiaries
CQP	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
LNG revenues	$2,488	$1,669
LNG revenues—affiliate	757	214
Total revenues	3,245	1,883

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,561	948
Cost of sales—affiliate	18	52
Operating and maintenance expense	148	130
Operating and maintenance expense—affiliate	117	113
Operating and maintenance expense—related party	12	10
General and administrative expense	1	1
General and administrative expense—affiliate	17	15
Depreciation and amortization expense	130	117
Total operating costs and expenses	3,004	1,386

Income from operations	241	497

Other expense
Interest expense, net of capitalized interest	(156)	(160)
Total other expense	(156)	(160)

Net income	$85	$337

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$136	$98
Trade and other receivables, net of current expected credit losses	430	571
Accounts receivable—affiliate	289	232
Accounts receivable—related party	—	1
Advances to affiliate	132	127
Inventory	132	159
Current derivative assets	24	21
Other current assets	64	60
Other current assets—affiliate	23	21
Total current assets	1,230	1,290

Property, plant and equipment, net of accumulated depreciation	14,540	14,433
Debt issuance costs, net of accumulated amortization	7	7
Derivative assets	30	33
Other non-current assets, net	172	171
Total assets	$15,979	$15,934

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$23	$18
Accrued liabilities	1,082	1,012
Accrued liabilities—related party	5	4
Due to affiliates	35	73
Deferred revenue	94	132
Current derivative liabilities	256	16
Total current liabilities	1,495	1,255

Long-term debt, net of premium, discount and debt issuance costs	13,029	13,023
Derivative liabilities	2,999	11
Other non-current liabilities	7	7
Other non-current liabilities—affiliate	18	17

Member's equity (deficit)	(1,569)	1,621
Total liabilities and member's equity (deficit)	$15,979	$15,934

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2021	$1,621	$1,621
Non-cash distribution (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	$(1,569)	$(1,569)

Three Months Ended March 31, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	$985	$985
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$85	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	130	117
Amortization of debt issuance costs, premium and discount	5	6
Total losses on derivatives instruments, net	525	2
Net cash provided by (used for) settlement of derivative instruments	(9)	20
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	83	(60)
Accounts receivable—affiliate	(73)	86
Advances to affiliate	(5)	15
Inventory	26	4
Accounts payable and accrued liabilities	(5)	5
Accrued liabilities—related party	1	(1)
Due to affiliates	(21)	(22)
Deferred revenue	(38)	(35)
Deferred revenue—affiliate	—	5
Other, net	(19)	(4)
Other, net—affiliate	1	—
Net cash provided by operating activities	686	475

Cash flows from investing activities
Property, plant and equipment	(85)	(138)
Net cash used in investing activities	(85)	(138)

Cash flows from financing activities
Debt issuance and other financing costs	—	(1)
Distributions	(563)	(310)
Net cash used in financing activities	(563)	(311)

Net increase in restricted cash and cash equivalents	38	26
Restricted cash and cash equivalents—beginning of period	98	97
Restricted cash and cash equivalents—end of period	$136	$123

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

The natural gas liquefaction and export facility in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned by SPLNG.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. Reclassifications that are not material to our Financial Statements, if any, are made to prior period financial information to conform to the current year presentation.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss is included in the federal income tax return of CQP, a publicly traded partnership which indirectly owns us. CQP is not subject to federal or state income taxes, as its partners are taxed individually on their allocable share of CQP’s taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of March 31, 2022 and December 31, 2021, we had $136 million and $98 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Trade receivables	$411	$546
Other receivables	19	25
Total trade and other receivables, net of current expected credit losses	$430	$571

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Materials	$74	$71
LNG	32	44
Natural gas	25	43
Other	1	1
Total inventory	$132	$159

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
LNG terminal
LNG terminal	$16,195	$13,751
LNG terminal construction-in-process	492	2,699
Accumulated depreciation	(2,149)	(2,021)
Total LNG terminal, net of accumulated depreciation	14,538	14,429
Fixed assets
Fixed assets	18	19
Accumulated depreciation	(16)	(15)
Total fixed assets, net of accumulated depreciation	2	4
Property, plant and equipment, net of accumulated depreciation	$14,540	$14,433

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$129	$116
Offsets to LNG terminal costs (1)	148	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts, including those under our assigned IPM agreement, for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(26)	$(13)	$(3,162)	$(3,201)	$2	$(13)	$38	$27

We value our Liquefaction Supply Derivatives using a market-based approach or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(3,162)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.578) - $0.215 / $(0.004)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	104% - 459% / 206%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$38	$(21)
Realized and mark-to-market gains losses:
Included in cost of sales	(53)	(12)
Purchases and settlements:
Purchases (1)	(3,141)	1
Settlements	(6)	(4)
Balance, end of period	$(3,162)	$(36)
Change in unrealized losses relating to instruments still held at end of period	$(53)	$(12)

(1)Includes any assignments during the period.

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

Liquefaction Supply Derivatives

We have entered into primarily index-based Liquefaction Supply Derivatives.  The remaining minimum terms of the physical natural gas supply contracts range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately two years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,550 TBtu and 5,194 TBtu as of March 31, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of March 31, 2022.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	March 31, 2022	December 31, 2021
Current derivative assets	$24	$21
Derivative assets	30	33
Total derivative assets	54	54

Current derivative liabilities	(256)	(16)
Derivative liabilities	(2,999)	(11)
Total derivative liabilities	(3,255)	(27)

Derivative asset (liability), net	$(3,201)	$27

(1)Does not include collateral posted with counterparties by us of $32 million and $7 million, which are included in other current assets in our Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Income (in millions):

	Loss Recognized in Statements of Income
Statements of Income Location (1)	Three Months Ended March 31,
	2022	2021
Cost of sales	$(525)	$(2)

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

Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives
As of March 31, 2022
Gross assets	$74
Offsetting amounts	(20)
Net assets	$54

Gross liabilities	$(3,266)
Offsetting amounts	11
Net liabilities	$(3,255)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Accrued natural gas purchases	$692	$786
Interest costs and related debt fees	156	133
Liquefaction Project costs	230	89
Other accrued liabilities	4	4
Total accrued liabilities	$1,082	$1,012

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Senior Secured Notes:
5.625% due 2023	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total Senior Secured Notes	13,132	13,132
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”)	—	—
Total debt	13,132	13,132

Unamortized premium, discount and debt issuance costs, net	(103)	(109)
Total debt, net of premium, discount and debt issuance costs	$13,029	$13,023

2020 Working Capital Facility

Below is a summary of our 2020 Working Capital Facility as of March 31, 2022 (in millions):

2020 Working Capital Facility
Original facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	368
Available commitment	$832

Priority ranking	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Weighted average interest rate of outstanding balance	n/a
Commitment fees on undrawn balance	0.20%
Maturity date	March 19, 2025

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

As of March 31, 2022, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Total interest cost	$177	$190
Capitalized interest	(21)	(30)
Total interest expense, net of capitalized interest	$156	$160

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$11,850	$12,447	$11,850	$13,128
Senior notes — Level 3 (2)	1,282	1,297	1,282	1,466

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

The estimated fair value of our 2020 Working Capital Facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues	$2,488	$1,669
LNG revenues—affiliate	757	214
Total revenues	$3,245	$1,883

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	March 31,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Three Months Ended March 31, 2022
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	94
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$94

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2022
Deferred revenue—affiliate, beginning of period	$2
Cash received but not yet recognized in revenue	3
Revenue recognized from prior period deferral	(2)
Deferred revenue—affiliate, end of period	$3

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.2	8	$49.3	9
LNG revenues—affiliate	2.0	3	2.1	3
Total revenues	$53.2		$51.4

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 67% and 51% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2022 and 2021, respectively, were related to variable consideration received from customers. 100% of our LNG revenues—affiliate from contracts included in the table above during both the three months ended March 31, 2022 and 2021 were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$745	$210
Contracts for Sale and Purchase of Natural Gas and LNG	12	4
Total LNG revenues—affiliate	757	214

Cost of sales—affiliate
Cheniere Marketing Agreements	—	34
Cargo loading fees under TUA	13	11
Contracts for Sale and Purchase of Natural Gas and LNG	5	7
Total cost of sales—affiliate	18	52

Operating and maintenance expense—affiliate
TUA	66	66
Natural Gas Transportation Agreement	20	20
Services Agreements	31	27
Total operating and maintenance expense—affiliate	117	113

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	12	10

General and administrative expense—affiliate
Services Agreements	17	15

As of March 31, 2022 and December 31, 2021, we had $289 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of both March 31, 2022 and December 31, 2021, we recorded due to affiliates of $8 million related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that indirectly acquired a portion of CQP’s limited partner interests in September 2020. In addition to the amounts recorded on our Statements of Income in the table above, we recorded accrued liabilities—related party of $5 million and $4 million as of March 31, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of March 31, 2022 and December 31, 2021, we had $132 million and $127 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
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

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three months ended March 31, 2022 and 2021.

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

State Tax Sharing Agreement

We have a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
basis. To date, there have been no state and local tax payments demanded by Cheniere under the tax sharing agreement. The agreement is effective for tax returns due on or after August 2012.

NOTE 11—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total trade and other receivables, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer A	29%	28%	32%	29%
Customer B	14%	15%	15%	*
Customer C	18%	19%	15%	14%
Customer D	15%	15%	17%	17%
Customer E	10%	*	*	13%
Customer F	*	*	*	12%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for interest, net of amounts capitalized	$130	$148
Non-cash investing and financing activities:
Property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate)	386	222
Novation of IPM agreement from Cheniere Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)	(2,712)	—

Novation of IPM Agreement from CCL Stage III

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, we and CCL Stage III, a wholly owned subsidiary of Cheniere, entered into an agreement to assign to us an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions within our Statements of Member’s Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $0.1 billion and $2.6 billion, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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
•Overview of Significant Events
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a Delaware limited liability company formed by CQP. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

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

The natural gas liquefaction and export facility in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal is located in Cameron Parish, Louisiana, adjacent to the existing regasification facilities owned and operated by SPLNG.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 80% of the total production capacity from the Liquefaction Project with approximately 16 years of weighted average remaining life as of March 31, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. Further development of the Sabine Pass LNG Terminal will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In April 2022, Cheniere announced a collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic

•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing, LLC entered into agreements to novate to us SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦The Board of Directors of CQP approved our entry into (i) an agreement to novate to us an IPM agreement between Cheniere Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), a wholly owned subsidiary of Cheniere (as purchaser), and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (ii) a free on board SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to us was executed and the assignment was effective on March 15, 2022.

Operational

•As of April 30, 2022, over 1,600 cumulative LNG cargoes totaling over 110 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the three months ended March 31, 2022 and 2021:

(1)	The three months ended March 31, 2021 excludes eight TBtu that were loaded at our affiliate’s facility.

Net income

Our net income was $85 million for the three months ended March 31, 2022, compared to $337 million in the three months ended March 31, 2021. This $252 million decrease in net income was primarily a result of a loss on the derivative liability associated with the Tourmaline IPM agreement following its assignment to us from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated loss following the assignment was primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance.

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

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2022	2021	Variance
LNG revenues	$2,488	$1,669	$819
LNG revenues—affiliate	757	214	543
Total revenues	$3,245	$1,883	$1,362

LNG volumes recognized as revenues (in TBtu) (1)	372	325	47

(1)The three months ended March 31, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.4 billion during the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to increased revenues per MMBtu as a result of increases in Henry Hub prices and, to a lesser extent, higher volumes of LNG delivered between the periods as a result of production from Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu that were related to the sale of commissioning cargoes from the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $54 million and $48 million during the three months ended March 31, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Cost of sales	$2,561	$948	$1,613
Cost of sales—affiliate	18	52	(34)
Operating and maintenance expense	148	130	18
Operating and maintenance expense—affiliate	117	113	4
Operating and maintenance expense—related party	12	10	2
General and administrative expense	1	1	—
General and administrative expense—affiliate	17	15	2
Depreciation and amortization expense	130	117	13
Total operating costs and expenses	$3,004	$1,386	$(1,182)

Total operating costs and expenses increased during the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2022 from the comparable 2021 period primarily as a result of the increased cost of natural gas feedstock as a result of higher US natural gas prices and, to a lesser extent, from increased volume of LNG delivered. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. During the three months ended March 31, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to us in March 2022, primarily as a result of credit risk as described in the Net income section above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. During the three months ended March 31, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges, generally as a result of an additional Train in operation during the three months ended March 31, 2022. Operating and maintenance (including affiliates) also includes third party service and maintenance, insurance, regulatory costs and other operating costs.

Other expense

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Interest expense, net of capitalized interest	$156	$160	$(4)
Total other expense	$156	$160	$(4)

Interest expense, net of capitalized interest, decreased during the three months ended March 31, 2022 from the comparable period in 2021 primarily as a result of the reduction of outstanding debt between the periods, which was offset by the reduction in the portion of total interest costs eligible for capitalization as construction of Train 6 of the Liquefaction Project which achieved substantial completion on February 4, 2022. During the three months ended March 31, 2022 and 2021, we incurred $177 million and $190 million of total interest cost, respectively, of which we capitalized $21 million and $30 million, respectively.
Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facilities. In the long term, we expect to meet our cash requirements using operating cash flows and other future potential sources of liquidity, which may include debt offerings. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$136
Available commitments under our $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 Working Capital Facility”) (1)	832
Total available liquidity	$968

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the 2020 Working Capital Facility as of March 31, 2022. See Note 8—Debt of our Notes to Financial Statements for additional information on the 2020 Working Capital Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2022 is driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future revenues, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$686	$475
Net cash used in investing activities	(85)	(138)
Net cash used in financing activities	(563)	(311)
Net increase in restricted cash and cash equivalents	$38	$26

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2022 and 2021 were $686 million and $475 million, respectively. The $211 million increase in operating cash inflows in 2022 compared to 2021 was primarily related to increases in cash payments on LNG delivered due to increases in price per MMBtu and volume delivered, partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

During the three months ended March 31, 2022 and 2021, we made distributions of $563 million and $310 million, respectively, to CQP.
Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Financial Statements.

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

	March 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,201)	$518	$27	$1

See Note 6—Derivative Instruments of our Notes to Financial Statements for additional details about our derivative instruments.

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Louisiana Department of Environmental Quality (“LDEQ”) Matter

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

Pipeline and Hazardous Materials Safety Administration (“PHMSA”) Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal (the “2018 tank incident”). These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to us returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to us alleging violations of federal pipeline safety regulations relating to the 2018 tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, we responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. PHMSA notified us in a letter dated November 9, 2021 that the case was considered “closed.” On March 9, 2022, PHMSA and FERC issued conditional approval to return one of the two tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the 2018 tank incident, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00058 COVID-19 Impacts 3Q2021, dated January 6, 2022, (ii) CO-00059 Spill Containment SIL 2 Interlock, dated January 11, 2022, (iii) the Change Order CO-00060 Third Berth Soil Preparation Provisional Sum Closure, dated March 15, 2022, (iv) the Change Order CO-00061 COVID-19 Impacts 4Q2021, dated March 15, 2022 and (v) the Change Order CO-00062 FERC Condition 61, dated March 15, 2022

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 3, 2022	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)