Form 10-Q
period 2022-06-30
Sabine Pass Liquefaction, LLC
filed 2022-08-04
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$2,959	$1,597	$5,447	$3,266
LNG revenues—affiliate	1,135	211	1,892	425
LNG revenues—related party	4	—	4	—
Total revenues	4,098	1,808	7,343	3,691

Operating costs and expenses
Cost of sales (excluding items shown separately below)	3,144	888	5,705	1,836
Cost of sales—affiliate	72	24	90	76
Cost of sales—related party	1	1	1	1
Operating and maintenance expense	162	144	310	274
Operating and maintenance expense—affiliate	118	115	235	228
Operating and maintenance expense—related party	15	12	27	22
General and administrative expense (recovery)	(3)	1	(2)	2
General and administrative expense—affiliate	17	14	34	29
Depreciation and amortization expense	134	116	264	233
Other	—	2	—	2
Total operating costs and expenses	3,660	1,317	6,664	2,703

Income from operations	438	491	679	988

Other expense
Interest expense, net of capitalized interest	(170)	(158)	(326)	(318)
Total other expense	(170)	(158)	(326)	(318)

Net income	$268	$333	$353	$670

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$78	$98
Trade and other receivables, net of current expected credit losses	718	571
Accounts receivable—affiliate	478	232
Accounts receivable—related party	—	1
Advances to affiliate	116	127
Inventory	155	159
Current derivative assets	153	21
Other current assets	67	60
Other current assets—affiliate	22	21
Total current assets	1,787	1,290

Property, plant and equipment, net of accumulated depreciation	14,501	14,433
Debt issuance costs, net of accumulated amortization	6	7
Derivative assets	36	33
Other non-current assets, net	171	171
Total assets	$16,501	$15,934

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$28	$18
Accrued liabilities	1,485	1,012
Accrued liabilities—related party	6	4
Current debt, net of discount and debt issuance costs	1,497	—
Due to affiliates	52	73
Deferred revenue	102	132
Current derivative liabilities	478	16
Total current liabilities	3,648	1,255

Long-term debt, net of premium, discount and debt issuance costs	11,537	13,023
Derivative liabilities	3,178	11
Other non-current liabilities	7	7
Other non-current liabilities—affiliate	20	17

Member's equity (deficit)	(1,889)	1,621
Total liabilities and member's equity (deficit)	$16,501	$15,934

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2021	$1,621	$1,621
Novated IPM Agreement (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	(1,569)	(1,569)
Distributions	(588)	(588)
Net income	268	268
Balance at June 30, 2022	$(1,889)	$(1,889)

Three and Six Months Ended June 30, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	985	985
Distributions	(328)	(328)
Net income	333	333
Balance at June 30, 2021	$990	$990
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$353	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	264	233
Amortization of debt issuance costs, premium and discount	12	11
Losses (gains) on derivative instruments, net	819	(54)
Net cash provided by (used for) settlement of derivative instruments	(37)	18
Other	7	2
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(213)	29
Accounts receivable—affiliate	(262)	119
Advances to affiliate	12	11
Inventory	3	(8)
Accounts payable and accrued liabilities	458	(61)
Accrued liabilities—related party	2	—
Due to affiliates	(4)	(17)
Deferred revenue	(30)	(30)
Deferred revenue—affiliate	—	11
Other, net	(23)	(34)
Other, net—affiliate	3	—
Net cash provided by operating activities	1,364	900

Cash flows from investing activities
Property, plant and equipment	(233)	(294)
Other	—	1
Net cash used in investing activities	(233)	(293)

Cash flows from financing activities
Debt issuance and other financing costs	—	(1)
Distributions	(1,151)	(638)
Net cash used in financing activities	(1,151)	(639)

Net decrease in restricted cash and cash equivalents	(20)	(32)
Restricted cash and cash equivalents—beginning of period	98	97
Restricted cash and cash equivalents—end of period	$78	$65

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

The natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned by SPLNG.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of June 30, 2022 and December 31, 2021, we had $78 million and $98 million of restricted cash and cash equivalents, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Trade receivables	$648	$546
Other receivables	70	25
Total trade and other receivables, net of current expected credit losses	$718	$571

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Materials	$80	$71
LNG	33	44
Natural gas	41	43
Other	1	1
Total inventory	$155	$159

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
LNG terminal
Terminal	$16,203	$13,751
Construction-in-process	576	2,699
Accumulated depreciation	(2,281)	(2,021)
Total LNG terminal, net of accumulated depreciation	14,498	14,429
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(16)	(15)
Total fixed assets, net of accumulated depreciation	3	4
Property, plant and equipment, net of accumulated depreciation	$14,501	$14,433

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$132	$115	$261	$231
Offsets to LNG terminal costs (1)	—	—	148	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Statements of Income to the extent not utilized for the commissioning process, in which case such changes are capitalized.
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$4	$(15)	$(3,456)	$(3,467)	$2	$(13)	$38	$27

We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2022 and December 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(3,456)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.845) - $0.765 / $0.032
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	97% - 604% / 217%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$(3,162)	$(36)	$38	$(21)
Realized and mark-to-market gains (losses):
Included in cost of sales	(309)	67	63	58
Purchases and settlements:
Purchases (1)	8	1	(3,549)	—
Settlements	7	1	(8)	(4)
Balance, end of period	$(3,456)	$33	$(3,456)	$33
Change in unrealized gains (losses) relating to instruments still held at end of period	$(309)	$67	$63	$58

(1)Includes any assignments during the period.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately two years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,484 TBtu and 5,194 TBtu as of June 30, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of June 30, 2022.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Income (in millions):

	Gain (Loss) Recognized in Statements of Income
Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$4	$—	$4	$—
Cost of sales	(298)	56	(823)	54

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	June 30, 2022	December 31, 2021
Current derivative assets	$153	$21
Derivative assets	36	33
Total derivative assets	189	54

Current derivative liabilities	(478)	(16)
Derivative liabilities	(3,178)	(11)
Total derivative liabilities	(3,656)	(27)

Derivative asset (liability), net	$(3,467)	$27

(1)Does not include collateral posted with counterparties by us of $9 million and $7 million, as of June 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

Liquefaction Supply Derivatives
As of June 30, 2022
Gross assets	$232
Offsetting amounts	(43)
Net assets	$189

Gross liabilities	$(3,681)
Offsetting amounts	25
Net liabilities	$(3,656)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Natural gas purchases	$1,160	$786
Interest costs and related debt fees	136	133
Liquefaction Project costs	184	89
Other accrued liabilities	5	4
Total accrued liabilities	$1,485	$1,012

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Senior Secured Notes:
5.625% due 2023	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Total debt	13,132	13,132

Short-term debt	(1,497)	—
Unamortized premium, discount and debt issuance costs, net	(98)	(109)
Total long-term debt, net of premium, discount and debt issuance costs	$11,537	$13,023

Working Capital Facility

Below is a summary of our Working Capital Facility as of June 30, 2022 (in millions):

Working Capital Facility
Total facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	363
Available commitment	$837

Priority ranking	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Commitment fees on undrawn balance	0.15%
Maturity date	March 19, 2025

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

As of June 30, 2022, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$177	$190	$354	$380
Capitalized interest	(7)	(32)	(28)	(62)
Total interest expense, net of capitalized interest	$170	$158	$326	$318

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$11,850	$11,863	$11,850	$13,128
Senior notes — Level 3 (2)	1,282	1,204	1,282	1,466

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

The estimated fair value of our Working Capital Facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$2,955	$1,597	$5,443	$3,266
LNG revenues—affiliate	1,135	211	1,892	425
LNG revenues—related party	4	—	4	—
Total revenues from customers	4,094	1,808	7,339	3,691
Net derivative gain (1)	4	—	4	—
Total revenues	$4,098	$1,808	$7,343	$3,691

(1)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	June 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$1	$1

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	102
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$102

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue—affiliate, beginning of period	$2
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(2)
Deferred revenue—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$52.3	9	$49.3	9
LNG revenues—affiliate	2.1	3	2.1	3
Total revenues	$54.4		$51.4

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 75% and 55% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2022 and 2021, respectively, and approximately 72% and 53% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 100% and 91% of our LNG revenues—affiliate from contracts included in the table above during the three and six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers.

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
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,100	$209	$1,845	$419
Contracts for Sale and Purchase of Natural Gas and LNG	35	2	47	6
Total LNG revenues—affiliate	1,135	211	1,892	425

LNG revenues—related party
Natural Gas Transportation and Storage Agreements	4	1	4	—

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	34
Cargo loading fees under TUA	12	11	25	22
Contracts for Sale and Purchase of Natural Gas and LNG	60	13	65	20
Total cost of sales—affiliate	72	24	90	76

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	1	1	1	1

Operating and maintenance expense—affiliate
TUA	67	67	133	133
Natural Gas Transportation Agreement	20	20	40	40
Services Agreements	30	27	61	54
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	118	115	235	228

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	15	12	27	22

General and administrative expense—affiliate
Services Agreements	17	14	34	29

As of June 30, 2022 and December 31, 2021, we had $478 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cheniere Marketing Agreements

Cheniere Marketing SPA

Cheniere Marketing has an SPA (“Base SPA”) with us to purchase, at Cheniere Marketing’s option, any LNG produced by us in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG. The Base SPA was subsequently amended to remove certain conditions related to the sale of LNG from Trains 5 and 6 of the Liquefaction Project and provide that cargoes rejected by Cheniere Marketing under the Base SPA can be sold by us to Cheniere Marketing at a contract price equal to a portion of the estimated net profits from the sale of such cargo.
Cheniere Marketing Master SPA

We have an agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement.

Cheniere Marketing Letter Agreements

In May 2022, we and Cheniere Marketing entered into a letter agreement for the sale of up to 32 TBtu of LNG to be delivered between 2023 and 2025 at a price of 115% of Henry Hub plus $3.00 per MMBtu.

Cheniere Marketing has letter agreements with us to purchase up to 306 cargoes of LNG to be delivered between 2022 and 2027 at a weighted average price of $1.95 plus 115% of Henry Hub.

We and Cheniere Marketing had a letter agreement for the sale of up to 30 cargoes of LNG that were delivered in 2021 at a price of 115% of Henry Hub plus $0.728 per MMBtu.

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

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of June 30, 2022 and December 31, 2021, we recorded due to affiliates of $7 million and $8 million, respectively, related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that indirectly acquired a portion of CQP’s limited partner interests in September 2020. We recorded accrued liabilities—related party of $6 million and $4 million as of June 30, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of June 30, 2022 and December 31, 2021, we had $116 million and $127 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

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

Liquefaction O&M Agreement

We have an operation and maintenance agreement (the “Liquefaction O&M Agreement”) with Cheniere Investments, a wholly owned subsidiary of CQP, pursuant to which we receive all necessary services required to operate and maintain the Liquefaction Project. After each Train of the Liquefaction Project is operational, the services include all necessary services required to operate and maintain the Train. Prior to the substantial completion of each Train of the Liquefaction Project, in addition to reimbursement of operating expenses, we are required to pay a monthly fee equal to 0.6% of the capital expenditures incurred in the previous month. After substantial completion of each Train, for services performed while the Train is operational, we are required to pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $83,333 (indexed for inflation) for services with respect to the Train through 2042.

Liquefaction MSA

We have a management services agreement (the “Liquefaction MSA”) with Cheniere Terminals pursuant to which Cheniere Terminals manages the operation of the Liquefaction Project, excluding those matters provided for under the Liquefaction O&M Agreement. The services include, among other services, exercising the day-to-day management of our affairs and business, managing our regulatory matters, managing bank and brokerage accounts and financial books and records of our business and operations, entering into financial derivatives on our behalf and providing contract administration services for all contracts associated with the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, we are required to pay a monthly fee equal to 2.4% of the capital expenditures incurred in the previous month. After substantial completion of each Train, we are required to pay a fixed monthly fee of $541,667 (indexed for inflation) for services with respect to such Train through 2042.

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

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three months ended June 30, 2022 and 2021.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	24%	26%	26%	27%	20%	29%
Customer B	18%	18%	16%	16%	19%	17%
Customer C	18%	17%	18%	18%	13%	*
Customer D	16%	16%	16%	16%	17%	14%
Customer E	13%	10%	12%	*	*	13%
Customer F	*	*	*	*	*	12%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$311	$307

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $332 million and $246 million as of June 30, 2022 and 2021, respectively.

Novation of IPM Agreement from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, we and CCL Stage III, formerly a wholly owned direct subsidiary of Cheniere that merged with and into CCL, entered into an agreement to assign to us an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions within our Statements of Member’s Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $142 million and $2.6 billion, respectively, which represented a non-cash financing activity.

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

We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned and operated by SPLNG.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 80% of the total production capacity from the Liquefaction Project with approximately 16 years of weighted average remaining life as of June 30, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s recently announced collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its customers in June 2022. The CE Tags provide customers with estimated greenhouse gas (“GHG”) emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic

•In June 2022, we entered into an SPA with Chevron U.S.A Inc. (“Chevron”) to sell Chevron approximately 1.0 mtpa of LNG between 2026 and 2042.
•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing entered into agreements to novate to us SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦The board of directors of CQP approved our entry into (i) an agreement to novate to us an IPM agreement between Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere (as purchaser) that merged with and into Corpus Christi Liquefaction, LLC, and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (ii) a FOB SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to us was executed and the assignment was effective on March 15, 2022.

Operational

•As of July 30, 2022, approximately 1,750 cumulative LNG cargoes totaling approximately 120 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the six months ended June 30, 2022 and 2021:

(1)	The six months ended June 30, 2021 excludes eight TBtu under our contracts that were loaded at our affiliate’s facility.

Net income

Our net income was $268 million for the three months ended June 30, 2022, compared to $333 million for the three months ended June 30, 2021 and was $353 million for the six months ended June 30, 2022, compared to $670 million for the six months ended June 30, 2021. The $65 million and $317 million decreases in net income, respectively, were primarily a result of losses of $431 million and $862 million, respectively, on the derivative liability associated with the Tourmaline IPM agreement following its assignment to us from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated losses following the assignment were primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and unfavorable shifts in the international forward commodity curve. Partially offsetting the decreased net income during the periods was increased gross margin per MMBtu on LNG delivered, largely due to higher margins on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the index, and increased volumes delivered, in part due to substantial completion and commencement of operations of Train 6 of the Liquefaction Project on February 4, 2022 (the “Train 6 Completion”).

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risk and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the six months ended June 30, 2022, we entered into an SPA with a counterparty for approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of this agreement.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$2,959	$1,597	$1,362	$5,447	$3,266	$2,181
LNG revenues—affiliate	1,135	211	924	1,892	425	1,467
LNG revenues—related party	4	—	4	4	—	—
Total revenues	$4,098	$1,808	$2,290	$7,343	$3,691	$3,652

LNG volumes recognized as revenues (in TBtu) (1)	375	313	62	747	638	109

(1)The six months ended June 30, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $2.3 billion and $3.7 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased revenues per MMBtu due to appreciation in the Henry Hub index. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to the addition of approximately 5 mtpa of production capacity following Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu that were related to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2022 or the three and six months ended June 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $67 million and $12 million during the three months ended June 30, 2022 and 2021, respectively, and $121 million and $60 million during the six months ended June 30, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$3,144	$888	$2,256	$5,705	$1,836	$3,869
Cost of sales—affiliate	72	24	48	90	76	48
Cost of sales—related party	1	1	—	1	1	—
Operating and maintenance expense	162	144	18	310	274	18
Operating and maintenance expense—affiliate	118	115	3	235	228	3
Operating and maintenance expense—related party	15	12	3	27	22	3
General and administrative expense (recovery)	(3)	1	(4)	(2)	2	(4)
General and administrative expense—affiliate	17	14	3	34	29	3
Depreciation and amortization expense	134	116	18	264	233	18
Other	—	2	(2)	—	2	(2)
Total operating costs and expenses	$3,660	$1,317	$2,343	$6,664	$2,703	$3,961

Total operating costs and expenses increased by $2.3 billion and $4.0 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. Nearly all of the increase in both comparable periods was attributed to third party cost of sales, which increased $2.3 billion and $3.9 billion during the three and six months ended June 30, 2022, respectively, primarily as a result of increased pricing of natural gas feedstock as a result of higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered. During the six months ended June 30, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to us in March 2022, primarily as a result of credit risk as described in Net income above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project and also includes service and maintenance, insurance, regulatory costs and other operating costs. During the three and six months ended June 30, 2022, operating and maintenance expense increased from the comparable periods in 2021, primarily due to increased third party service and maintenance contract costs in addition to increased natural gas transportation and storage capacity demand charges following the Train 6 Completion.

Other expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$170	$158	$12	$326	$318	$8
Total other expense	$170	$158	$12	$326	$318	$8

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2022 from the comparable periods in 2021 primarily as a result of the reduction in the portion of total interest costs eligible for capitalization following the Train 6 Completion.

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$177	$190	$354	$380
Capitalized interest	(7)	(32)	(28)	(62)
Total interest expense, net of capitalized interest	$170	$158	$326	$318

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

June 30, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$78
Available commitments under our working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”) (1)	837
Total available liquidity	$915

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Working Capital Facility as of June 30, 2022. See Note 8—Debt of our Notes to Financial Statements for additional information on the Working Capital Facility and other debt instruments.

Our liquidity position subsequent to June 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1,364	$900
Net cash used in investing activities	(233)	(293)
Net cash used in financing activities	(1,151)	(639)
Net decrease in restricted cash and cash equivalents	$(20)	$(32)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2022 and 2021 were $1.4 billion and $0.9 billion, respectively. The $464 million increase between the periods was primarily related to increases in cash payments on LNG delivered due to increases in price per MMBtu and volume of LNG delivered, which was partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.
Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

During the six months ended June 30, 2022 and 2021, we made distributions of $1.2 billion and $638 million, respectively, to CQP.
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

	June 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,467)	$550	$27	$1

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
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00063 FERC Condition 78, dated May 6, 2022, (ii) the Change Order CO-00064 FERC Impact to Pipe Installation, dated June 14, 2022, (iii) the Change Order CO-00065 Spill Containment Sil 2 Interlock, dated June 15, 2022 and (iv) the Change Order CO-00066 Marine Dredging and Management Oversight Provisional Sums Closure, dated June 16, 2022

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 3, 2022	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 3, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)