Form 10-Q
period 2022-09-30
Sabine Pass Liquefaction, LLC
filed 2022-11-03
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$3,130	$1,791	$8,577	$5,057
LNG revenues—affiliate	1,376	453	3,268	878
LNG revenues—related party	—	—	4	—
Total revenues	4,506	2,244	11,849	5,935

Operating costs and expenses
Cost of sales (excluding items shown separately below)	4,739	1,342	10,444	3,178
Cost of sales—affiliate	111	17	201	93
Cost of sales—related party	—	—	1	1
Operating and maintenance expense	164	130	474	404
Operating and maintenance expense—affiliate	120	113	355	341
Operating and maintenance expense—related party	18	12	45	34
General and administrative expense (recovery)	1	1	(1)	3
General and administrative expense—affiliate	16	16	50	45
Depreciation and amortization expense	137	118	401	351
Other	—	—	—	2
Total operating costs and expenses	5,306	1,749	11,970	4,452

Income (loss) from operations	(800)	495	(121)	1,483

Other income (expense)
Interest expense, net of capitalized interest	(169)	(155)	(495)	(473)
Other income, net	3	—	3	—
Total other expense	(166)	(155)	(492)	(473)

Net income (loss)	$(966)	$340	$(613)	$1,010

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$195	$98
Trade and other receivables, net of current expected credit losses	798	571
Accounts receivable—affiliate	451	232
Accounts receivable—related party	—	1
Advances to affiliate	125	127
Inventory	224	159
Current derivative assets	27	21
Margin deposits	59	7
Other current assets	43	53
Other current assets—affiliate	22	21
Total current assets	1,944	1,290

Property, plant and equipment, net of accumulated depreciation	14,462	14,433
Debt issuance costs, net of accumulated amortization	6	7
Derivative assets	33	33
Other non-current assets, net	169	171
Total assets	$16,614	$15,934

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$28	$18
Accrued liabilities	1,580	1,012
Accrued liabilities—related party	8	4
Current debt, net of discount and debt issuance costs	1,498	—
Due to affiliates	57	73
Deferred revenue	140	132
Current derivative liabilities	1,157	16
Total current liabilities	4,468	1,255

Long-term debt, net of premium, discount and debt issuance costs	11,542	13,023
Derivative liabilities	3,981	11
Other non-current liabilities	6	7
Other non-current liabilities—affiliate	21	17

Member’s equity (deficit)	(3,404)	1,621
Total liabilities and member’s equity (deficit)	$16,614	$15,934

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,621	$1,621
Novated IPM Agreement (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	(1,569)	(1,569)
Distributions	(588)	(588)
Net income	268	268
Balance at June 30, 2022	(1,889)	(1,889)
Distributions	(549)	(549)
Net loss	(966)	(966)
Balance at September 30, 2022	$(3,404)	$(3,404)

Three and Nine Months Ended September 30, 2021
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2020	$958	$958
Distributions	(310)	(310)
Net income	337	337
Balance at March 31, 2021	985	985
Distributions	(328)	(328)
Net income	333	333
Balance at June 30, 2021	990	990
Distributions	(241)	(241)
Net income	340	340
Balance at September 30, 2021	$1,089	$1,089
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(613)	$1,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	401	351
Amortization of debt issuance costs, premium and discount	18	17
Losses (gains) on derivative instruments, net	2,447	(64)
Net cash provided by (used for) settlement of derivative instruments	(54)	10
Other	6	2
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(292)	(42)
Accounts receivable—affiliate	(235)	(14)
Advances to affiliate	1	6
Inventory	(67)	(25)
Margin deposits	(52)	(25)
Accounts payable and accrued liabilities	575	147
Accrued liabilities—related party	5	1
Due to affiliates	(1)	(10)
Deferred revenue	8	30
Deferred revenue—affiliate	—	4
Other, net	(8)	(17)
Other, net—affiliate	3	—
Net cash provided by operating activities	2,142	1,381

Cash flows from investing activities
Property, plant and equipment	(345)	(465)
Net cash used in investing activities	(345)	(465)

Cash flows from financing activities
Debt issuance and other financing costs	—	(1)
Distributions	(1,700)	(879)
Net cash used in financing activities	(1,700)	(880)

Net increase in restricted cash and cash equivalents	97	36
Restricted cash and cash equivalents—beginning of period	98	97
Restricted cash and cash equivalents—end of period	$195	$133

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a Delaware limited liability company formed by CQP and based in Houston with one member, Sabine Pass LNG-LP, LLC, an indirect wholly owned subsidiary of CQP. We and SPLNG are each indirect wholly owned subsidiaries of Cheniere Investments, which is a wholly owned subsidiary of CQP, a publicly traded limited partnership (NYSE MKT: CQP). CQP is a 48.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses. Cheniere also owns 100% of the general partner interest in CQP through ownership in Cheniere Energy Partners GP, LLC.

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

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The standard is effective from March 12, 2020 to December 31, 2022. We have not yet applied the optional expedients available under the standard because we have not yet modified any of our existing contracts indexed to LIBOR, mainly our credit facility as further described in Note 8—Debt, for reference rate reform. However, we do not expect the impact of applying the optional expedients to any future contract modifications to be material, and we do not expect the transition to a replacement rate index to have a material impact on our future cash flows.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of September 30, 2022 and December 31, 2021, we had $195 million and $98 million of restricted cash and cash equivalents, respectively.

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

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Trade receivables	$761	$546
Other receivables	37	25
Total trade and other receivables, net of current expected credit losses	$798	$571

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Materials	$85	$71
LNG	106	44
Natural gas	32	43
Other	1	1
Total inventory	$224	$159

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
LNG terminal
Terminal	$16,214	$13,751
Construction-in-process (1)	661	2,699
Accumulated depreciation	(2,417)	(2,021)
Total LNG terminal, net of accumulated depreciation	14,458	14,429
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(16)	(15)
Total fixed assets, net of accumulated depreciation	4	4
Property, plant and equipment, net of accumulated depreciation	$14,462	$14,433

(1)In October 2022, we completed construction of the third marine berth at the Sabine Pass LNG Terminal for a total cost of $567 million and upon completion, we conveyed the property, plant and equipment associated with the third berth to SPLNG.

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$136	$116	$397	$347
Offsets to LNG terminal costs (1)	—	—	148	—

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(30)	$(24)	$(5,024)	$(5,078)	$2	$(13)	$38	$27

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(5,024)	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.495) - $0.677 / $(0.028)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	91% - 865% / 243%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(3,456)	$33	$38	$(21)
Realized and mark-to-market gains (losses):
Included in cost of sales	(1,545)	25	(155)	79
Purchases and settlements:
Purchases (1)	3	4	(4,896)	6
Settlements	(24)	(3)	(11)	(5)
Transfers out of Level 3, net (2)	(2)	—	—	—
Balance, end of period	$(5,024)	$59	$(5,024)	$59
Change in unrealized gains (losses) relating to instruments still held at end of period	$(1,545)	$25	$(155)	$79

(1)Includes the assignment of an IPM agreement that occurred during the period, as discussed in Note 12—Supplemental Cash Flow Information.
(2)Transferred out of Level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,220 TBtu and 5,194 TBtu as of September 30, 2022 and December 31, 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of September 30, 2022.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues	$(3)	$—	$1	$—
Cost of sales	(1,625)	10	(2,448)	64

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	September 30, 2022	December 31, 2021
Current derivative assets	$27	$21
Derivative assets	33	33
Total derivative assets	60	54

Current derivative liabilities	(1,157)	(16)
Derivative liabilities	(3,981)	(11)
Total derivative liabilities	(5,138)	(27)

Derivative asset (liability), net	$(5,078)	$27

(1)Does not include collateral posted with counterparties by us of $59 million and $7 million, as of September 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

Liquefaction Supply Derivatives
As of September 30, 2022
Gross assets	$67
Offsetting amounts	(7)
Net assets	$60

Gross liabilities	$(5,158)
Offsetting amounts	20
Net liabilities	$(5,138)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Natural gas purchases	$1,259	$786
Interest costs and related debt fees	156	133
Liquefaction Project costs	161	89
Other accrued liabilities	4	4
Total accrued liabilities	$1,580	$1,012

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Senior Secured Notes:
5.625% due 2023 (the “2023 Senior Notes”) (1)	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Total debt	13,132	13,132

Short-term debt	(1,498)	—
Unamortized premium, discount and debt issuance costs, net	(92)	(109)
Total long-term debt, net of premium, discount and debt issuance costs	$11,542	$13,023

(1)In October 2022, $300 million of the 2023 Senior Notes were redeemed. As of September 30, 2022, the entire amount of the 2023 Senior Notes was classified as short-term debt.

Working Capital Facility

Below is a summary of our Working Capital Facility as of September 30, 2022 (in millions):

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

As of September 30, 2022, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$177	$189	$532	$569
Capitalized interest	(8)	(34)	(37)	(96)
Total interest expense, net of capitalized interest	$169	$155	$495	$473

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$11,850	$11,514	$11,850	$13,128
Senior notes — Level 3 (2)	1,282	1,119	1,282	1,466

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

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers
LNG revenues	$3,133	$1,791	$8,576	$5,057
LNG revenues—affiliate	1,376	453	3,268	878
LNG revenues—related party	—	—	4	—
Total revenues from contracts with customers	4,509	2,244	11,848	5,935
Net derivative gain (loss) (1)	(3)	—	1	—
Total revenues	$4,506	$2,244	$11,849	$5,935

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Nine Months Ended September 30, 2022
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	140
Revenue recognized from prior year end deferral	(132)
Deferred revenue, end of period	$140

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2022
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.6	8	$49.3	9
LNG revenues—affiliate	2.0	2	2.1	3
Total revenues	$53.6		$51.4

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 78% and 63% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2022 and 2021, respectively, and approximately 74% and 56% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 77% and 96% of our LNG revenues—affiliate from contracts included in the table above during the three months ended September 30, 2022 and 2021, respectively, and 76% and 94% of our LNG revenues—affiliate from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers.

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
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,328	$441	$3,173	$860
Contracts for Sale and Purchase of Natural Gas and LNG	48	12	95	18
Total LNG revenues—affiliate	1,376	453	3,268	878

LNG revenues—related party
Natural Gas Transportation and Storage Agreements	—	—	4	—

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	34
Cargo loading fees under TUA	12	10	37	32
Contracts for Sale and Purchase of Natural Gas and LNG	99	7	164	27
Total cost of sales—affiliate	111	17	201	93

Cost of sales—related party
Natural Gas Transportation and Storage Agreements	—	—	1	1

Operating and maintenance expense—affiliate
TUA	67	66	200	199
Natural Gas Transportation Agreement	20	21	60	61
Services Agreements	33	26	94	80
LNG Site Sublease Agreement	—	—	1	1
Total operating and maintenance expense—affiliate	120	113	355	341

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements	18	12	45	34

General and administrative expense—affiliate
Services Agreements	16	16	50	45

As of September 30, 2022 and December 31, 2021, we had $451 million and $232 million, respectively, of accounts receivable—affiliate under the agreements described below.

LNG Terminal-Related Agreements

Terminal Use Agreements

We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year, continuing until at least May 2036. We obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA.

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

Facility Swap Agreement

We have an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (1) 115% of the applicable natural gas feedstock purchase price or (2) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

Natural Gas Transportation and Storage Agreements

To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies. These agreements with CTPL have a primary term that continues until 20 years from May 2016 and thereafter continue in effect from year to year until terminated by either party upon written notice of one year or the term of the agreements, whichever is less. In addition, we have the right to elect to extend the term of the agreements for up to two consecutive terms of 10 years. Maximum rates, charges and fees shall be applicable for the entitlements and quantities delivered pursuant to the agreements unless CTPL has advised us that it has agreed otherwise. As of September 30, 2022 and December 31, 2021, we recorded due to affiliates of $7 million and $8 million, respectively, related to this agreement.

We are also party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by the investment management company that indirectly acquired a portion of CQP’s limited partner interests in September 2020. We recorded accrued liabilities—related party of $8 million and $4 million as of September 30, 2022 and December 31, 2021, respectively, with this related party.

Services Agreements

As of September 30, 2022 and December 31, 2021, we had $125 million and $127 million of advances to affiliates, respectively, under the services agreements described below. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cheniere Investments Information Technology Services Agreement

Cheniere Investments has an information technology services agreement with Cheniere, pursuant to which Cheniere Investments’ subsidiaries, including us, receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere Investments according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs it incurs that are necessary to perform the services under the agreement.

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

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three and nine months ended September 30, 2022 and 2021.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	21%	21%	25%	25%	25%	29%
Customer B	18%	20%	17%	18%	12%	17%
Customer C	17%	19%	18%	18%	12%	*
Customer D	19%	17%	17%	16%	19%	14%
Customer E	*	*	*	*	*	13%
Customer F	12%	*	*	*	13%	12%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$456	$451

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $311 million and $228 million as of September 30, 2022 and 2021, respectively.

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

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. Through our SPAs and IPM agreements, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of September 30, 2022. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas (“GHG”) emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022. The CE Tags provide customers with estimated GHG emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Cheniere also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022. OGMP 2.0 is a comprehensive, measurement-based reporting framework intended to improve the accuracy and transparency of methane emissions reporting in the oil and gas sector. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic
•In June 2022, we entered into an SPA with Chevron U.S.A. Inc. (“Chevron”) to sell Chevron approximately 1.0 mtpa of LNG between 2026 and 2042.
•In February 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project:
◦Cheniere Marketing entered into agreements to novate to us certain SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc, with effective dates of January 1, 2023 and February 17, 2022, respectively, aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035.
◦The board of directors of CQP approved our entry into (1) an agreement to novate to us an IPM agreement between Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere (as purchaser) that merged with and into Corpus Christi Liquefaction, LLC, and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier), to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (2) a FOB SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to us was executed and the assignment was effective on March 15, 2022.

Operational
•As of October 31, 2022, approximately 1,850 cumulative LNG cargoes totaling over 125 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved (the “Train 6 Completion”).

Financial
•In October 2022, we redeemed $300 million of outstanding borrowings under our 5.625% Senior Secured Notes due 2023 (the “2023 SPL Senior Notes”) pursuant to a notice of redemption issued in September 2022.
•In September 2022, Moody’s Corporation upgraded its issuer credit ratings of SPL from Baa3 to Baa2, with a stable outlook. Additionally, in September 2022, Fitch Ratings upgraded its issuer credit ratings of SPL from BBB- to BBB, with a stable outlook.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Project during the nine months ended September 30, 2022 and 2021:

(1)	The nine months ended September 30, 2021 excludes eight TBtu under our contracts that were loaded at our affiliate’s facility.
Net income (loss)

Our net loss was $966 million for the three months ended September 30, 2022, compared to net income of $340 million for the three months ended September 30, 2021 and our net loss was $613 million for the nine months ended September 30, 2022, compared to net income of $1,010 million for the nine months ended September 30, 2021. The $1.3 billion and $1.6 billion unfavorable variances for the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, were primarily a result of losses of $1.3 billion and $2.2 billion, respectively, on the derivative liability associated with the Tourmaline IPM agreement following its assignment to us from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated losses following the assignment were primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and unfavorable shifts in the international forward commodity curve. Partially offsetting the unfavorable variance in both comparable periods was increased gross margin per MMBtu on LNG delivered, due to higher margins on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the index, and increased volumes delivered, in part due to substantial completion and commencement of operations of Train 6 of the Liquefaction Project on February 4, 2022.

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement novated to us during the nine months ended September 30, 2022 as further described in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the nine months ended September 30, 2022, we entered into an SPA with a counterparty for approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of this agreement.
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$3,130	$1,791	$1,339	$8,577	$5,057	$3,520
LNG revenues—affiliate	1,376	453	923	3,268	878	2,390
LNG revenues—related party	—	—	—	4	—	4
Total revenues	$4,506	$2,244	$2,262	$11,849	$5,935	$5,914

LNG volumes recognized as revenues (in TBtu) (1)	363	308	55	1,110	946	164

(1)The nine months ended September 30, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $2.3 billion and $5.9 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased pricing due to appreciation in the Henry Hub index. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to the addition of approximately 5 mtpa of production capacity following Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu, that were related to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2022 or the three and nine months ended September 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $40 million and $52 million during the three months ended September 30, 2022 and 2021, respectively, and $161 million and $112 million during the nine months ended September 30, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$4,739	$1,342	$3,397	$10,444	$3,178	$7,266
Cost of sales—affiliate	111	17	94	201	93	108
Cost of sales—related party	—	—	—	1	1	—
Operating and maintenance expense	164	130	34	474	404	70
Operating and maintenance expense—affiliate	120	113	7	355	341	14
Operating and maintenance expense—related party	18	12	6	45	34	11
General and administrative expense (recovery)	1	1	—	(1)	3	(4)
General and administrative expense—affiliate	16	16	—	50	45	5
Depreciation and amortization expense	137	118	19	401	351	50
Other	—	—	—	—	2	(2)
Total operating costs and expenses	$5,306	$1,749	$3,557	$11,970	$4,452	$7,518

Total operating costs and expenses increased by $3.6 billion and $7.5 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. Substantially all of the increase in operating costs and expenses in both comparable periods was attributed to third party cost of sales, which increased by $3.4 billion and $7.3 billion during the three and nine months ended September 30, 2022, respectively, as a result of increased pricing of natural gas feedstock due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered as discussed under Revenues. During the three and nine months ended September 30, 2022, cost of sales additionally included an unfavorable change in the valuation associated with the Tourmaline IPM agreement that was assigned to us in March 2022, primarily as a result of unfavorable shifts in the international forward commodity curve.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project and also includes service and maintenance, insurance, regulatory costs and other operating costs. During the three and nine months ended September 30, 2022, operating and maintenance expense increased from the comparable periods in 2021, primarily due to increased natural gas transportation and storage capacity demand charges following the Train 6 Completion in addition to increased third party service and maintenance contract costs.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$169	$155	$14	$495	$473	$22
Other income, net	(3)	—	(3)	(3)	—	(3)
Total other expense	$166	$155	$11	$492	$473	$19

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$177	$189	$532	$569
Capitalized interest	(8)	(34)	(37)	(96)
Total interest expense, net of capitalized interest	$169	$155	$495	$473

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2022 from the comparable periods in 2021 primarily as a result of the reduction in the portion of total interest costs eligible for capitalization following the Train 6 Completion.

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

September 30, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$195
Available commitments under our working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”) (1)	837
Total available liquidity	$1,032

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Working Capital Facility as of September 30, 2022. See Note 8—Debt of our Notes to Financial Statements for additional information on the Working Capital Facility and other debt instruments.

Our liquidity position subsequent to September 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Revised Capital Allocation Plan

In September 2022, the board of directors of Cheniere approved a revised long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including our senior notes. Pursuant to the capital allocation plan, $300 million of the 2023 SPL Senior Notes were redeemed in October 2022.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,142	$1,381
Net cash used in investing activities	(345)	(465)
Net cash used in financing activities	(1,700)	(880)
Net increase in restricted cash and cash equivalents	$97	$36

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2022 and 2021 were $2.1 billion and $1.4 billion, respectively. The $761 million increase between the periods was primarily related to increases in cash receipts on LNG delivered due to increases in price per MMBtu and volume of LNG delivered, which was partially offset by higher operating cash outflows primarily due to higher natural gas feedstock costs.
Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the construction of the third marine berth at the Liquefaction Project.

Financing Cash Flows

During the nine months ended September 30, 2022 and 2021, we made distributions to CQP of $1.7 billion and $879 million, respectively.
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

	September 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(5,078)	$692	$27	$1

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

ITEM 5.    OTHER INFORMATION

On November 1, 2022, SPL and Cheniere Marketing International LLP entered into an SPA for approximately 0.85 mtpa of LNG associated with the previously announced IPM agreement between SPL and Tourmaline Oil Marketing Corp.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00067 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure, dated August 18, 2022, (ii) the Change Order CO-00068 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure (Reconciliation to CO-00067), dated August 18, 2022, and (iii) the Change Order CO-00069 COVID-19 Impacts 1Q2022 and 2Q2022, dated August 29, 2022

10.2*	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between the Company and Cheniere Marketing International LLP
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

Date:	November 2, 2022	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)