Form 10-K
period 2022-12-31
Sabine Pass Liquefaction, LLC
filed 2023-02-23
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable
Documents incorporated by reference: None

SABINE PASS LIQUEFACTION, LLC

i

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total operational production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned and operated by SPLNG.

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of December 31, 2022. For further discussion of the contracted future cash flows under our revenue arrangements, see Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for eight of eleven third party long-term SPA customers as of December 31, 2022;
•maximizing the production of LNG to serve our customers and generating steady and stable revenues and operating cash flows;

•optimizing the Liquefaction Project by leveraging existing infrastructure;
•maintaining a prudent and cost-effective capital structure; and
•strategically identifying actionable environmental solutions.

Our Business

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquefaction Facilities

The Liquefaction Project, as described above under the caption General, is one of the largest LNG production facilities in the world with six Trains and three marine berths.

The following summarizes the volumes of natural gas for which we have received approvals from FERC to site, construct and operate the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050:

	FERC Approved Volume		DOE Approved Volume
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
FTA countries	1,661.94	33	1,661.94	33
Non-FTA countries	1,661.94	33	1,661.94	33

Natural Gas Supply, Transportation and Storage

We have secured natural gas feedstock for the Sabine Pass LNG Terminal through long-term natural gas supply agreements, including an IPM agreement. Additionally, to ensure that we are able to transport natural gas feedstock to the Sabine Pass LNG Terminal and manage inventory levels, we have entered into firm pipeline transportation and storage contracts with third parties.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. Additionally, we have entered into a partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”), another TUA customer, to provide us with additional berthing and storage capacity at the Sabine Pass LNG Terminal. Refer to Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our TUA agreements.

Customers

Information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2022	2021	2020
BG Gulf Coast LNG, LLC and affiliates	24%	25%	25%
GAIL (India) Limited	17%	18%	19%
Korea Gas Corporation	17%	17%	18%
Naturgy LNG GOM, Limited	16%	16%	16%
TotalEnergies	*	10%	*

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

On September 27, 2019, we filed a request with the FERC pursuant to Section 3 of the NGA, requesting authorization to increase the total LNG production capacity of the terminal from currently authorized levels to an amount which reflects more accurately the capacity of the facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE. The DOE issued Orders granting authorization to export LNG to FTA countries in April 2020 and to non-FTA countries in March 2022. In October 2021, the FERC issued its Orders Amending Authorization under Section 3 of the NGA. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only.

On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process, which would now include, among other things, reasonably foreseeable greenhouse gas emissions that may be attributable to the project and the project’s impact on environmental justice communities. These FERC changes are the first revision in more than 20 years to the FERC’s policy for the certification of new interstate natural gas pipeline projects under Section 7 of the NGA. The updated Policy Statement has more limited applicability to LNG projects regulated under Section 3 of the Natural Gas Act. While the impact on our future projects and expansions is not known at this time, we do not expect it to have a material adverse effect on our operations.

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

Several other material governmental and regulatory approvals and permits are required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of our liquefaction facility, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facility. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.

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

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. The CFTC has enacted a number of regulations pursuant to the Dodd-Frank Act, including the speculative position limit rules. Given the recent enactment of the speculative position limit rules, as well as the impact of other rules and regulations under the Dodd-Frank Act, the impact of such rules and regulations on our business continues to be uncertain, but is not expected to be material.

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

Environmental Regulation

The Liquefaction Project is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations can affect the cost and output of operations and may impose substantial penalties for non-compliance and substantial liabilities for pollution, as further described in the risk factor Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions in Risks Relating to Regulations within Item 1A. Risk Factors. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial administrative, civil and criminal fines and penalties for non-compliance.

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

On February 28, 2022, the EPA removed a stay of formaldehyde standards in the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) Subpart YYYY for stationary combustion turbines located at major sources of hazardous air pollutant (“HAP”) emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY by March 9, 2022. We do not believe that our operations, or the construction and operations of our liquefaction facilities, will be materially and adversely affected by such regulatory actions.

We are supportive of regulations reducing greenhouse gas (“GHG”) emissions over time. Since 2009, the EPA has promulgated and finalized multiple GHG emissions regulations related to reporting and reductions of GHG emissions from our facilities. The EPA has proposed additional new regulations to reduce methane emissions from both new and existing sources within the Crude Oil and Natural Gas source category that impact our assets and our supply chain.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376(P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a charge on methane emissions above a certain threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program (“GHGRP”) Part 98 (“Subpart W”) regulations. The charge starts at $900 per metric ton of methane in 2024, $1,200 per metric ton in 2025, and increasing to $1,500 per metric ton in 2026 and beyond. At this time, we do not expect it to have a material adverse effect on our operations, financial condition or results of operations.

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

Market Factors and Competition

Market Factors

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sale of LNG by Cheniere Marketing or development of new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the extent of energy security needs in the European Union and elsewhere, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and other overarching factors such as global economic growth and the pace of any transition from fossil-based systems of energy production and consumption to renewable energy sources. In addition, our ability to obtain additional funding to execute our business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and our ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, significant amounts of money are being invested across Europe, Asia and Latin America in natural gas projects under construction, and more continues to be earmarked to planned projects globally. In Europe, there are various plans to install more than 80 mtpa of import capacity over the near-term to secure access to LNG and displace Russian gas imports. In India, there are nearly 12,000 kilometers of gas pipelines under construction to expand the gas distribution network and increase access to natural gas. And in China, billions of U.S. dollars have already been invested and hundreds of billions of U.S. dollars are expected to be further invested all along the natural gas value chain to decrease harmful emissions.

As a result of these dynamics, we expect gas and LNG to continue to play an important role in satisfying energy demand going forward. In its fourth quarter 2022 forecast, Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 53%, from 388.5 mtpa, or 18.6 Tcf, in 2021, to 595.7 mtpa, or 28.6 Tcf, in 2030 and to 677.8 mtpa or 32.5 Tcf in 2040. In its fourth quarter 2022 forecast, WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 537 mtpa in 2030, declining to 490 mtpa in 2040. This could result in a market need for construction of an additional approximately 59 mtpa of LNG production by 2030 and about 187 mtpa by 2040. As a cleaner burning fuel with lower emissions than coal or liquid fuels in power generation, we expect gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG business has limited exposure to oil price movements as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project, with approximately 15 years of weighted average remaining life as of December 31, 2022, which includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes.

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

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges—expanding the global supply of clean and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In 2022, Cheniere published Acting Now, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which outlines Cheniere’s focus on sustainability and its performance on key environmental, social and governance (“ESG”) metrics. Cheniere’s CR report is available at www.cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions – to better position our LNG supplies to remain competitive in a lower carbon future, providing energy, economic and environmental security to our customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop future climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain.

Consequently, we are collaborating with natural gas midstream companies, methane detection technology providers and/or leading academic institutions on quantification, monitoring, reporting and verification (“QMRV”) of GHG research and development projects, co-founding and sponsoring multidisciplinary research and education initiatives led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines.

Cheniere also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022.

Our total expenditures related to the climate initiatives, including capital expenditures, were not material to our Financial Statements during the years ended December 31, 2022, 2021 and 2020. However, as the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future initiatives to evolve accordingly. While we have not incurred material direct capital expenditures related to climate change, we aspire to conduct our business in a safe and responsible manner and are proactive in our management of environmental impacts, risks and opportunities. We face certain business and operational risks associated with physical impacts from climate change, such as potential increases in severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and CQP for operations, maintenance and management services. As of December 31, 2022, Cheniere and its subsidiaries had 1,551 full-time employees, including 517 employees who directly supported the Liquefaction Project. See Note 12—Related Party Transactions of our Notes to Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to us.

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

As of December 31, 2022, we had no cash and cash equivalents, $92 million of restricted cash and cash equivalents, $872 million of available commitments under the our $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “Working Capital Facility”) and $12.1 billion of total debt outstanding (before unamortized premium, discount and debt issuance costs). We incur, and will incur, significant interest expense relating to financing the assets at the Liquefaction Project. Our ability to refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2022, we had SPAs with terms of 10 or more years with a total of 11 different third party customers.

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

Our efforts to manage commodity and financial risks through derivative instruments, including our IPM agreement, could adversely affect our earnings reported under GAAP and affect our liquidity.

We use derivative instruments to manage commodity, currency and financial market risks. The extent of our derivative position at any given time depends on our assessments of the markets for these commodities and related exposures. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, other than certain derivatives for which we have elected to apply accrual accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile. As described in Results of Operations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, our net income for the year ended December 31, 2022 includes $1.1 billion of losses resulting from changes in fair values of our derivatives, of which substantially all of such losses were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreement.

These transactions and other derivative transactions have and may continue to result in substantial volatility in results of operations reported under GAAP, particularly in periods of significant commodity, currency or financial market variability. For certain of these instruments, in the absence of actively quoted market prices and pricing information from external sources, the value of these financial instruments involves management’s judgment or use of estimates. Changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

In addition, our liquidity may be adversely impacted by the cash margin requirements of the commodities exchanges or the failure of a counterparty to perform in accordance with a contract. As of December 31, 2022 and 2021, we had collateral posted with counterparties by us of $35 million and $7 million, respectively, which are included in margin deposits in our Balance Sheets.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our facilities. In August 2020, we entered into an arrangement with our affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Sabine Pass LNG Terminal or at our affiliate’s terminal. During the year ended December 31, 2021, eight TBtu was loaded at affiliate facilities pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of our other facilities. Our LNG terminal infrastructure and LNG facility located in or near Sabine Pass, Louisiana are designed in accordance with requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or to continue shipping natural gas from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the risk factor Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the risk factor Disruptions to the third party supply of natural gas to our pipelines and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Our risk is in part mitigated by the diversification of our natural gas supply and transport across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are subject to significant construction and operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Liquefaction Project is, and will be, subject to the inherent risks associated with this type of operation as discussed throughout our risk factors, including explosions, breakdowns or failures of equipment, operational errors by vessel or tug operators, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. Although losses incurred as a result of self- insured risk have not been material historically, the occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our LNG business and the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:
•competitive liquefaction capacity in North America;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand;
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
•changes in supplies of, and prices for, alternative energy sources which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in customer regions;
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

Failure of exported LNG to be a long term competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

As described in Market Factors and Competition, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to alternative fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.

As described in Market Factors and Competition, we have contracted through our SPAs and IPM agreements approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of December 31, 2022. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy in the United States or internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the United States could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

A cyber attack involving our business, operational control systems or related infrastructure, or that of third party pipelines which supply the Liquefaction Project, could negatively impact our operations, result in data security breaches, impede the processing of transactions, or delay financial or compliance reporting. These impacts could materially and adversely affect our business, contracts, financial condition, operating results, cash flow and liquidity.

The LNG industry is increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our liquefaction and shipping operations. Cyber attacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyber attacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, the Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyber attack involving our business or operational control systems or related infrastructure, or that of third-party pipelines with which we do business, could negatively impact our operations, result in data security breaches, impede the processing of transactions, or delay financial or compliance reporting. These impacts could materially and adversely affect our business, contracts, financial condition, operating results, cash flow and liquidity.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Our facilities at the Liquefaction Project are critical infrastructure and continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including the Delta and Omicron variants, has had no adverse impact on our on-going operations during this time, the risk of future variants is unknown. While we believe we can continue to mitigate any significant adverse impact to our employees and operations at our critical facilities related to the virus in its current form, the outbreak of a more potent variant or another infectious disease in the future at one or more of our facilities could adversely affect our operations.

We are entirely dependent on Cheniere and CQP, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our key personnel could affect our business results.

As of December 31, 2022, Cheniere and its subsidiaries had 1,551 full-time employees, including 517 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere and CQP to provide the personnel necessary for the operation, maintenance and management of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including its liquefaction project at Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, Cheniere faces competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies contain ongoing conditions that we must comply with. We are currently in compliance with such conditions; however, failure to comply or our inability to obtain and maintain existing or newly imposed approvals and permits, filings, which may arise due to factors outside of our control such as a U.S. government disruption or shutdown, political opposition or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns, could impede the operation and construction of our infrastructure. In addition, certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis. Any impediment could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our terminal, including the FERC, PHMSA, EPA and Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that will apply to our facilities beginning in calendar year 2024. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

Revised, reinterpreted or additional guidance, laws and regulations at local, state, federal or international levels that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business.

On February 28, 2022, the EPA removed a stay of formaldehyde standards in the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) Subpart YYYY for stationary combustion turbines located at major sources of hazardous air pollutant (“HAP”) emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY by March 9, 2022. We do not believe that our operations, or the construction and operations of our liquefaction facilities, will be materially and adversely affected by such regulatory actions.

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

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Financial Statements for the years ended December 31, 2022 and 2021. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

PHMSA Matter

In February 2018, the PHMSA issued a Corrective Action Order (the “CAO”) to us in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG Terminal (the “2018 tank incident”). These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, we and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to us returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to us alleging violations of federal pipeline safety regulations relating to the 2018 tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, we responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. PHMSA notified us in a letter dated November 9, 2021 that the case was considered “closed.” We continue to coordinate with PHMSA and FERC to address the matters relating to the 2018 tank incident, including repair approach and related analysis. One tank has been placed back into operational service. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of 2020 items and variance drivers between the year ended December 31, 2021 as compared to December 31, 2020 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited liability company formed by CQP to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We own the natural gas liquefaction and export facility located at Sabine Pass, Louisiana (the “Sabine Pass LNG Terminal”) with six operational natural gas liquefaction Trains (the “Liquefaction Project”). For further discussion of our business, see Items 1. and 2. Business and Properties.

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of December 31, 2022. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, will provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-K include the following:
Strategic
•In February 2023, we and our affiliate initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project.
•In November 2022, we entered into an SPA with Cheniere Marketing for approximately 0.85 mtpa of LNG associated with the IPM agreement between us and Tourmaline Oil Marketing Corp., a subsidiary of Tourmaline Oil Corp (as supplier) (“Tourmaline”), discussed below.
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
◦The board of directors of CQP approved our entry into (1) an agreement to novate to us an IPM agreement between Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere (as purchaser) that merged with and into Corpus Christi Liquefaction, LLC, and Tourmaline to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023 (the “Tourmaline IPM”) and (2) a FOB SPA with Cheniere Marketing International LLP to sell LNG associated with the natural gas to be supplied under the IPM agreement. The agreement to assign the Tourmaline IPM agreement from CCL Stage III to us was executed and the assignment was effective on March 15, 2022.

Operational
•As of February 17, 2023, approximately 1,990 cumulative LNG cargoes totaling over 135 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On February 4, 2022, substantial completion of Train 6 of the Liquefaction Project was achieved (the “Train 6 Completion”).

Financial
•In December and November 2022, we issued an aggregate principal amount of $70 million of 6.293% Senior Secured Notes due 2037 (the “6.293% Senior Notes”) and $430 million of 5.900% Senior Secured Amortizing Notes due 2037 (the “5.900% Senior Notes”), respectively, with a weighted average life of approximately 9.6 years and 9.5 years, respectively. The proceeds from the 6.293% Senior Notes and the 5.900% Senior Notes, together with cash on hand, were used to redeem the remaining outstanding amount of SPL’s $1.5 billion aggregate principal amount of Senior Secured Notes due 2023 (the “2023 Senior Notes”), subsequent to the $300 million redemption in October 2022.
•In September 2022, Moody’s Corporation (“Moody’s”) upgraded our issuer credit ratings from Baa3 to Baa2, with a stable outlook. Additionally, in September 2022, Fitch Ratings (“Fitch”) upgraded our issuer credit ratings from BBB- to BBB, an investment grade credit rating, with a stable outlook. In February 2023, S&P Global Ratings (“S&P”) upgraded our issuer credit ratings from BBB to BBB+ with stable outlook.

Market Environment

The LNG market in 2022 saw unprecedented price volatility across all natural gas and LNG benchmarks. Gas market fundamentals across the globe were tight and exacerbated by the Russia / Ukraine war risks, and later by the drastic reduction in Russian natural gas flows to the European Union (“EU”). Concerns over low natural gas and LNG inventories and low additional LNG supply availability early in the year were intensified by the war dynamics in Europe and by further constraints on natural gas and LNG supplies caused by the outage at the Freeport LNG facility in June and the explosion on the Nordstream 1 and Nordstream 2 Pipelines in September. Several EU policy initiatives were passed to ensure underground gas storage in the region was filled before winter. Europe had to compete for LNG cargoes resulting in unprecedented price spikes. These conditions were worsened by high coal prices, low nuclear generation output and low hydro levels in Europe, which limited optionality for power generators and deepened the energy crisis in Europe.

Despite the generally tight supply conditions, according to Kpler, global LNG demand grew by approximately 5% from 2021, adding an additional 19.5 million tonnes to the overall market. LNG imports into Europe and Turkey, increased by 45.9 million tonnes, or 61% year-over-year in 2022. This growth was primarily accompanied by a pronounced slowdown in economic activity in China, which contributed to a 7% decrease in Asia’s LNG demand of 19.1 million tonnes from 2021. These sizeable EU LNG requirements resulting from the war fallout and the increase in global demand, especially demand for increased imports to Europe and Turkey, exposed the vulnerability of the LNG industry in terms of supply constraints and under-investments. This was manifested in the price levels and the magnitude of the price spreads between the benchmarks. As an example, the Dutch Title Transfer Facility (“TTF”) monthly settlement prices averaged $40.9/MMBtu in 2022, approximately 184% higher than the $14.4/MMBtu average in 2021, and the TTF monthly settlement prices averaged $42.3/MMBtu in the fourth quarter of 2022, approximately 46% higher than the $28.9/MMBtu average in the fourth quarter of 2021. Similarly, the 2022 average settlement price for the JKM increased 128% year-over-year to an average of $34.2/MMBtu in 2022, and the fourth quarter of 2022 average settlement price for the JKM increased 38% year-over-year to an average of $38.5/MMBtu. This extreme price increase triggered a strong supply response from the U.S., which played a significant role in balancing the global LNG market. Despite the outage at Freeport LNG, the U.S. exported approximately 77 million tonnes of LNG in 2022, a gain of approximately 9% from 2021, as the market continued to pull on supplies from our facilities and those of our competitors. Exports from our Liquefaction Project reached 29.1 million tonnes, representing over 70% of the gain in the U.S. total for the year.

Despite the global impacts of the Russia / Ukraine war, we do not believe we have significant exposure to adverse direct or indirect impacts of the war, as we do not conduct business in Russia and refrain from business dealings with Russian entities. Additionally, we are not aware of any specific adverse direct or indirect effects of the war on our supply chain. Consequently, we believe we are well positioned to help meet the needs of our international LNG customers to overcome their supply shortages.

Results of Operations

	Year Ended December 31,
(in millions)	2022	2021	Variance
Revenues
LNG revenues	$11,507	$7,639	$3,868
LNG revenues—affiliate	4,568	1,472	3,096
LNG revenues—related party	—	1	(1)
Total revenues	16,075	9,112	6,963

Operating costs and expenses
Cost of sales (excluding items shown separately below)	11,885	5,289	6,596
Cost of sales—affiliate	262	128	134
Cost of sales—related party	—	17	(17)
Operating and maintenance expense	652	548	104
Operating and maintenance expense—affiliate	482	457	25
Operating and maintenance expense—related party	72	46	26
General and administrative expense	—	4	(4)
General and administrative expense—affiliate	66	61	5
Depreciation and amortization expense	539	468	71
Other	—	6	(6)
Total operating costs and expenses	13,958	7,024	6,934

Income from operations	2,117	2,088	29

Other income (expense)
Interest expense, net of capitalized interest	(667)	(622)	(45)
Loss on modification or extinguishment of debt	(2)	(5)	3
Other income, net	7	—	7
Total other expense	(662)	(627)	(35)

Net income	$1,455	$1,461	$(6)

Operational volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
	2022	2021	Variance

LNG volumes loaded and recognized as revenues (in TBtu) (1)	1,520	1,288	232

(1)The year ended December 31, 2021 includes eight TBtu that were loaded at our affiliate’s facility.

Net income

Our net income was $1.5 billion for both of the years ended December 31, 2022 and 2021.
There was an unfavorable variance of $1.2 billion in derivative losses from changes in fair value in the year ended December 31, 2022 as compared to the same period of 2021. During the year ended December 31, 2022 we incurred losses of $757 million on the derivative liability associated with the Tourmaline IPM agreement following its assignment to us from CCL Stage III in March 2022. See Overview of Significant Events for further discussion of the assignment. The associated losses following the assignment were primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and unfavorable shifts in the international forward commodity curve. The losses on the Tourmaline IPM agreement, along with losses on our other derivative instruments, were offset by an increase in LNG revenues, net of cost of sales and excluding the effect of derivative losses, of $1.4 billion, approximately half of which was attributable to higher margins on sales indexed to Henry Hub, with variable consideration on our long-term SPAs generally priced at 115% of Henry Hub, and half of which was attributable to increased volume delivered between the comparable periods, in part due to the Train 6 Completion.

The following is additional detailed discussion of the significant variance drivers of the change in net income by line item:
Revenues. $7.0 billion increase between comparable periods primarily attributable to:
•$5.2 billion increase due to higher pricing per MMBtu, from increased Henry Hub pricing; and
•$1.8 billion increase due to higher volumes of LNG delivered between the periods, which increased 38 TBtu or 5%, as result of the additional production capacity of approximately 5 mtpa arising from the Train 6 Completion.
Operating costs and expenses. $6.9 billion increase between comparable periods primarily attributable to:
•$5.5 billion increase in cost of sales excluding the effect of derivative losses described below, primarily as a result of $5.4 billion in increased cost of natural gas feedstock largely due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of natural gas liquified and delivered as LNG, as discussed above under the caption Revenues; and
•$1.2 billion unfavorable variance in derivative losses from changes in fair value and settlements included in cost of sales, from $32 million derivative gain in the year ended December 31, 2021 to $1.2 billion derivative loss in the year ended December 31, 2022, primarily due to non-cash unfavorable changes in fair value of our commodity derivatives that are attributed to positions indexed to international gas prices, specifically associated with the Tourmaline IPM agreement that was assigned to us as discussed in Net income above.
Significant factors affecting our results of operations

In addition to sources and uses of liquidity as discussed in Liquidity and Capital Resources, below are additional significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement assigned to us during the year ended December 31, 2022 as described further in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside our control, notwithstanding the operational intent to mitigate risk exposure over time.

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended December 31, 2022 and 2021, we realized offsets to LNG terminal costs of $148 million and $105 million, respectively, corresponding to 13 TBtu and 12 TBtu, respectively, that were related to the sale of commissioning cargoes from Train 6 of the Liquefaction Project.

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

December 31, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$92
Available commitments under our working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”) (1)	872
Total available liquidity	$964

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Working Capital Facility as of December 31, 2022. See Note 10—Debt of our Notes to Financial Statements for additional information on the Working Capital Facility and other debt instruments.

Our liquidity position subsequent to December 31, 2022 will be driven by future sources of liquidity and future cash requirements as further discussed below under the caption Future Sources and Uses of Liquidity.

Future Sources and Uses of Liquidity

Future Sources of Liquidity under Executed Contracts

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration under our SPAs which has not yet been recognized as revenue. This future consideration is in most cases not yet legally due to us and was not reflected on our Balance Sheets as of December 31, 2022. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We anticipate that this consideration will be available to meet liquidity needs in the future. The following table summarizes our estimate of future material sources of liquidity to be received from executed contracts as of December 31, 2022 (in billions):

	Estimated Revenues Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
LNG revenues (fixed fees) (2)	$3.7	$14.7	$34.4	$52.8
LNG revenues (variable fees) (2) (3)	8.1	30.6	69.9	108.6
Total	$11.8	$45.3	$104.3	$161.4

(1)Agreements in force as of December 31, 2022 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2022. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be material. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)LNG revenues (including $2.0 billion and $12.9 billion of fixed fees and variable fees, respectively, from affiliates) exclude revenues from contracts with original expected durations of one year or less. Fixed fees are fees that are due to us regardless of whether a customer exercises their contractual right to not take delivery of an LNG cargo under the contract. Variable fees are receivable only in connection with LNG cargoes that are delivered.
(3)LNG revenues (variable fees, including affiliate) reflect the assumption that customers elect to take delivery of all cargoes made available under the contract. LNG revenues (variable fees, including affiliate) are based on estimated forward prices and basis spreads as of December 31, 2022. The pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

LNG Revenues

Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project, with approximately 15 years of weighted average remaining life as of December 31, 2022. The majority of the contracted capacity is comprised of fixed-price, long-term SPAs that we have executed with third parties to sell LNG from the Liquefaction Project. Under the SPAs, the customers purchase LNG on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The variable fees under our SPAs were generally sized with the intention to cover the costs of gas purchases and variable transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. In aggregate, the annual fixed fee portion to be paid by the third party SPA customers is approximately $3.4 billion for the Liquefaction Project. Our long-term SPA customers consist of creditworthy counterparties, with an average credit rating of A, A2 and A by S&P, Moody’s and Fitch, respectively. A discussion of revenues under our SPAs can be found in Note 11—Revenues of our Notes to Financial Statements.

In addition to the third party SPAs discussed above, we have executed agreements with Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices.

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

Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2022, we had $872 million in available commitments under the Working Capital Facility, subject to compliance with the applicable covenants, to potentially meet liquidity needs. The Working Capital Facility matures in 2025.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations and capital expenditures under executed contracts as of December 31, 2022 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements (3)	$6.4	$12.7	$7.3	$26.4
Natural gas transportation and storage service agreements (4)	0.4	1.4	3.0	4.8
Other purchase obligations (5)	0.6	1.9	3.2	5.7
Total	$7.4	$16.0	$13.5	$36.9

(1)Agreements in force as of December 31, 2022 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2022. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include contracts for which we have an early termination option if the option is not currently expected to be exercised. We include contracts with unsatisfied conditions precedent if the conditions are currently expected to be met.
(3)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2022. Pricing of our IPM agreement is based on global gas market prices less fixed liquefaction fees and certain costs incurred by us. Includes $0.4 billion under natural gas supply agreements with unsatisfied conditions precedent.
(4)Includes $1.1 billion of purchase obligations to affiliates and $0.3 billion of purchase obligations to related parties under the natural gas transportation and storage service agreements.
(5)Other purchase obligations include $3.6 billion of purchase obligations to affiliates under the TUA and $1.1 billion of purchase obligations to affiliates under services agreements, as well as payments under our partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”), as discussed in Note 12—Related Party Transactions of our Notes to Financial Statements.
Natural Gas Supply, Transportation and Storage Service Agreements

We have secured natural gas feedstock for the Sabine Pass LNG Terminal through long-term natural gas supply and an IPM agreement. Under our IPM agreement, we pay for natural gas feedstock based on global gas market prices less fixed liquefaction fees and certain costs incurred by us. While our IPM agreement is not a revenue contract for accounting purposes, the payment structure for the purchase of natural gas under the IPM agreement generates a take-or-pay style fixed liquefaction fee, assuming that LNG produced from the natural gas feedstock is subsequently sold at a price approximating the global LNG market price paid for the natural gas feedstock purchase.

As of December 31, 2022, we have secured approximately 84% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2023. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2023. Natural gas supply is generally secured on an indexed pricing basis, with title transfer occurring upon receipt of the commodity. As further described in the LNG Revenues section above, the pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices. Inclusive of amounts under contracts with unsatisfied conditions precedent as of December 31, 2022, we have secured up to 5,785 TBtu of natural gas feedstock through agreements with remaining terms that range up to 15 years. A discussion of our natural gas supply and IPM agreements can be found in Note 7—Derivative Instruments of our Notes to Financial Statements.

To ensure that we are able to transport natural gas feedstock to the Sabine Pass LNG Terminal, we have entered into firm pipeline transportation and other agreements to secure firm pipeline transportation capacity from CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies. We have also entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project.

Capital Expenditures

Although we do not currently have any material capital expenditures under executed contracts, we expect to incur ongoing capital expenditures to maintain our facilities and other assets, as well as to optimize our existing assets and purchase new assets that are intended to grow our productive capacity. See Financially Disciplined Growth section for further discussion.

Terminal Use Agreements

We have entered into a TUA with SPLNG to provide berthing for LNG vessels and for unloading, loading, storage and regasification of LNG. Full discussion of our TUA agreement can be found in Note 12—Related Party Transactions of our Notes to Financial Statements.

Additionally, we have entered into a partial TUA assignment agreement with TotalEnergies, another TUA customer, whereby upon substantial completion of Train 5 of the Liquefaction Project, we gained access to substantially all of TotalEnergies’ capacity and other services provided under TotalEnergies’ TUA with SPLNG. This agreement provides us with additional berthing and storage capacity at the Sabine Pass LNG Terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity and permit us to more flexibly manage our LNG storage capacity. Full discussion of our partial TUA assignment with TotalEnergies can be found in Note 13—Commitments and Contingencies of our Notes to Financial Statements.

Additional Future Cash Requirements for Operations and Capital Expenditures

Corporate Activities

We have contracts with subsidiaries of Cheniere and CQP for operations, maintenance and management services. Cheniere and its subsidiaries’ full-time employee headcount was 1,551, including 517 employees who directly supported the Liquefaction Project operations, as of December 31, 2022. Full discussion of our operations, maintenance and management agreements can be found in Note 12—Related Party Transactions of our Notes to Financial Statements.

Financially Disciplined Growth

Our significant land position at the Sabine Pass LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources. We expect that any potential future expansion at the Sabine Pass LNG Terminal would increase cash requirements to support expanded operations, although expansion could be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2022 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
Debt (2)	$—	$7.2	$4.9	$12.1
Interest payments (2)	0.6	1.7	0.7	3.0
Total	$0.6	$8.9	$5.6	$15.1

(1)The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2022. Debt and interest payments do not contemplate repurchases, repayments and retirements that we expect to make prior to contractual maturity. See further discussion in Note 10—Debt of our Notes to Financial Statements.

Debt

As of December 31, 2022, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $12.1 billion and the Working Capital Facility with no outstanding balances. As of December 31, 2022, we were in compliance with all covenants related to our debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 10—Debt of our Notes to Financial Statements.

Interest

As of December 31, 2022, our senior notes had a weighted average contractual interest rate of 5.13%. Borrowings under the Working Capital Facility are indexed to LIBOR, which is expected to be phased out in 2023. We intend to continue working with our lenders to pursue amendments to our debt agreements that are currently indexed to LIBOR. Undrawn commitments under the Working Capital Facility are subject to commitment fees ranging from 0.10% to 0.30%, subject to change based on our credit rating. Issued letters of credit under the Working Capital Facility are subject to letter of credit fees ranging from 1.125% to 1.750%. There were $328 million aggregate amount of issued letters of credit under the Working Capital Facility as of December 31, 2022.

Additional Future Cash Requirements for Financing

Revised Capital Allocation Plan

In September 2022, the board of directors of Cheniere approved a revised long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including our senior notes. During the year ended December 31, 2022, $1.5 billion of 2023 SPL Senior Notes were redeemed pursuant to the capital allocation plan.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$2,973	$1,937
Net cash used in investing activities	(434)	(612)
Net cash used in financing activities	(2,545)	(1,324)
Net increase (decrease) in restricted cash and cash equivalents	$(6)	$1
Operating Cash Flows

Our operating cash net inflows during the years ended December 31, 2022 and 2021 were $2,973 million and $1,937 million, respectively. The $1,036 million increase was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and volume of LNG delivered. Partially offsetting these operating cash inflows were higher operating cash outflows primarily due to higher natural gas feedstock costs.
Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the construction of the third marine berth at the Liquefaction Project, which achieved substantial completion on October 27, 2022 and which we immediately conveyed to SPLNG.
Financing Cash Flows

During the year ended December 31, 2022, we issued an aggregate principal amount of $430 million of 5.900% Senior Notes and $70 million of 6.293% Senior Notes. We incurred $7 million of debt issuance costs related to these issuances. The proceeds of these issuances, together with cash on hand, were used to redeem $1.5 billion in aggregate principal amount of 2023 Senior Notes. We paid $1 million of debt extinguishment costs related to premiums associated with this redemption. Additionally, during the year ended December 31, 2022, we had borrowings and repayments of $60 million on our Working Capital Facility.

During the year ended December 31, 2021, we issued $482 million of Senior Secured Notes due 2037 on a private placement basis (the “2037 Private Placement Senior Secured Notes”). We incurred $5 million of debt issuance and other financing costs related to this issuance. The proceeds of the 2037 Private Placement Senior Secured Notes, along with capital contributions and cash on hand, were used to redeem $1.0 billion of our 6.25% Senior Secured Notes due 2022. We paid $3 million of debt extinguishment costs related to premiums associated with this redemption.

During the years ended December 31, 2022 and 2021, we made distributions to CQP of $1.8 billion and $1.6 billion, respectively, and received contributions from CQP of $225 million and $821 million, respectively.

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

Fair Value of Level 3 Physical Liquefaction Supply Derivatives

All derivative instruments are recorded at fair value, other than certain derivatives for which we have elected to apply accrual accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. We record changes in the fair value of our derivative positions through earnings based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our physical liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and adjustments for transportation prices, and associated events deriving fair value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

Additionally, the valuation of certain physical liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of instruments valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2022 and 2021 (in millions), which entirely consisted of physical liquefaction supply derivatives. The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2022	2021
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(1,032)	$74

The unfavorable change in unrealized loss on instruments held at December 31, 2022 is primarily attributed to the assignment of an IPM agreement to us in March 2022, which is valued based on estimated forward international LNG commodity curves. For additional discussion of the assignment of the IPM agreement, see Note 15—Supplemental Cash Flow Information of our Notes to Financial Statements.

The estimated fair value of level 3 derivatives recognized in our Consolidated Balance Sheets as of December 31, 2022 and 2021 amounted to an asset (liability) of $(3.7) billion and $38 million, respectively, consisting entirely of physical liquefaction supply derivatives.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	December 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,741)	$565	$27	$1

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

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2022 and 2021, the related statements of income, member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in Notes 2 and 7 to the financial statements, the Company recorded fair value of level 3 physical liquefaction supply derivatives of $(3,719) million, as of December 31, 2022. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the level 3 physical liquefaction supply derivatives is developed using internal models that incorporate significant unobservable inputs.
We identified the evaluation of the fair value of the level 3 physical liquefaction supply derivatives as a critical audit matter. Specifically, there is subjectivity in certain assumptions used to estimate the fair value, including assumptions for future prices of energy units for unobservable periods and liquidity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the level 3 physical liquefaction supply derivatives. This included controls related to the assumptions for significant unobservable inputs and the fair value model. For a selection of level 3 liquefaction supply derivatives, we involved valuation professionals with specialized skills and knowledge who assisted in:
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

Houston, Texas
February 22, 2023

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues
LNG revenues	$11,507	$7,639	$5,195
LNG revenues—affiliate	4,568	1,472	662
LNG revenues—related party	—	1	—
Total revenues	16,075	9,112	5,857

Operating costs and expenses
Cost of sales (excluding items shown separately below)	11,885	5,289	2,504
Cost of sales—affiliate	262	128	110
Cost of sales—related party	—	17	—
Operating and maintenance expense	652	548	547
Operating and maintenance expense—affiliate	482	457	466
Operating and maintenance expense—related party	72	46	13
General and administrative expense	—	4	9
General and administrative expense—affiliate	66	61	71
Depreciation and amortization expense	539	468	465
Other	—	6	1
Total operating costs and expenses	13,958	7,024	4,186

Income from operations	2,117	2,088	1,671

Other income (expense)
Interest expense, net of capitalized interest	(667)	(622)	(685)
Loss on modification or extinguishment of debt	(2)	(5)	(43)
Other income, net	7	—	—
Total other expense	(662)	(627)	(728)

Net income	$1,455	$1,461	$943

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	December 31,
	2022	2021
ASSETS
Current assets
Restricted cash and cash equivalents	$92	$98
Trade and other receivables, net of current expected credit losses	622	571
Accounts receivable—affiliate	553	232
Accounts receivable—related party	—	1
Advances to affiliate	151	127
Inventory	143	159
Current derivative assets	24	21
Margin deposits	35	7
Other current assets	33	53
Other current assets—affiliate	21	21
Total current assets	1,674	1,290

Property, plant and equipment, net of accumulated depreciation	13,805	14,433
Debt issuance costs, net of accumulated amortization	5	7
Derivative assets	28	33
Other non-current assets, net	160	171
Total assets	$15,672	$15,934

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$28	$18
Accrued liabilities	1,314	1,012
Accrued liabilities—related party	6	4
Due to affiliates	80	73
Deferred revenue	132	132
Current derivative liabilities	769	16
Total current liabilities	2,329	1,255

Long-term debt, net of premium, discount and debt issuance costs	12,040	13,023
Derivative liabilities	3,024	11
Other non-current liabilities	7	7
Other non-current liabilities—affiliate	20	17

Commitments and contingencies (see Note 13)

Member’s equity (deficit)	(1,748)	1,621
Total liabilities and member’s equity (deficit)	$15,672	$15,934

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2019	$534	$534
Capital contributions	488	488
Distributions	(1,007)	(1,007)
Net income	943	943
Balance at December 31, 2020	958	958
Capital contributions	821	821
Distributions	(1,619)	(1,619)
Net income	1,461	1,461
Balance at December 31, 2021	1,621	1,621
Capital contributions	225	225
Novated IPM Agreement (see Note 15)	(2,712)	(2,712)
Non-cash distributions to affiliates for conveyance of assets (see Note 12)	(576)	(576)
Distributions	(1,761)	(1,761)
Net income	1,455	1,455
Balance at December 31, 2022	$(1,748)	$(1,748)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,455	$1,461	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	539	468	465
Amortization of debt issuance costs, premium and discount	24	22	24
Loss on modification of debt	2	5	43
Losses (gains) on derivative instruments, net	1,158	(29)	49
Total gains on derivatives instruments, net—related party	—	(2)	—
Net cash used for settlement of derivative instruments	(102)	(17)	(4)
Other	7	6	1
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(116)	(203)	(17)
Accounts receivable—affiliate	(337)	(32)	(80)
Accounts receivable—related party	—	(1)	—
Advances to affiliate	(24)	(5)	5
Inventory	15	(66)	9
Margin deposits	(28)	(3)	(2)
Accounts payable and accrued liabilities	348	326	2
Accrued liabilities—related party	3	(1)	4
Due to affiliates	22	(1)	9
Deferred revenue	—	18	(18)
Deferred revenue—affiliate	—	—	(10)
Other, net	2	(11)	1
Other, net—affiliate	5	2	—
Net cash provided by operating activities	2,973	1,937	1,424

Cash flows from investing activities
Property, plant and equipment	(434)	(612)	(916)
Net cash used in investing activities	(434)	(612)	(916)

Cash flows from financing activities
Proceeds from issuances of debt	560	482	1,995
Redemptions and repayments of debt	(1,560)	(1,000)	(2,000)
Debt issuance and other financing costs	(7)	(5)	(35)
Debt extinguishment costs	(2)	(3)	(39)
Capital contributions	225	821	488
Distributions	(1,761)	(1,619)	(1,001)
Net cash used in financing activities	(2,545)	(1,324)	(592)

Net increase (decrease) in restricted cash and cash equivalents	(6)	1	(84)
Restricted cash and cash equivalents—beginning of period	98	97	181
Restricted cash and cash equivalents—end of period	$92	$98	$97

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

The natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) has six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total operational production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned by SPLNG.

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

Use of Estimates

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

The carrying amount of restricted cash and cash equivalents, trade and other receivables, net of current expected credit losses, margin deposits, accounts payable and accrued liabilities reported on the Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
date. Debt fair values, as disclosed in Note 10—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs.

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. See Note 11—Revenues for further discussion of our revenue streams and accounting policies related to revenue recognition.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Balance Sheets. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Current Expected Credit Losses

Trade and other receivables are reported net of any current expected credit losses. Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness, contract terms, payment status and other risks or available financial assurances. Adjustments to current expected credit losses are recorded in general and administrative expense in our Statements of Income. As of December 31, 2022 and 2021, we had current expected credit losses of zero and $5 million, respectively, on our trade and other receivables and as of both December 31, 2022 and 2021, we had current expected credit losses of zero on our non-current contract assets.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value. Inventory is charged to expense when sold, or for certain qualifying costs, capitalized to property, plant and equipment when issued, primarily using the weighted average method.

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

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives. Refer to Note 6—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
depreciation are removed from the account, and the resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2022, 2021 and 2020.

Interest Capitalization

We capitalize interest costs during the construction period of our LNG terminal and related assets as construction-in-process. Upon placing the underlying asset in service, these costs are transferred out of construction-in-process into the respective in-service asset category and depreciated over the estimated useful life of the corresponding assets, except for capitalized interest associated with land, which is not depreciated.

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

For those derivative instruments measured at fair value, changes in the fair value of the instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2022, 2021 and 2020. See Note 7—Derivative Instruments for additional details about our derivative instruments.

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Certain of our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded within margin deposits. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

We have entered into fixed price long-term SPAs generally with terms of 20 years with 11 third parties and have entered into agreements with Cheniere Marketing. We are dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs.

See Note 14—Customer Concentration for additional details about our customer concentration.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Our arrangements with our customers incorporate certain provisions to mitigate our exposure to credit losses and include, under certain circumstances, customer collateral, netting of exposures through the use of industry standard commercial agreements and, as described above, margin deposits with certain counterparties in the over-the-counter derivative market, with such margin deposits primarily facilitated by independent system operators and by clearing brokers. Payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us (or to the counterparty) on or near the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and a credit facility with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees, printing costs and in certain cases, commitment fees. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, the debt issuance costs are presented as an asset on our Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment or modification of debt are recorded in loss on modification or extinguishment of debt on our Statements of Income.

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

Income Taxes

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss included in the federal income tax return of CQP, a publicly traded partnership which indirectly owns us. CQP is not subject to federal or state income taxes, as its partners are taxed individually on their allocable share of CQP taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements. At December 31, 2022, the tax

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
basis of our assets and liabilities was $5.8 billion less than the reported amounts of our assets and liabilities. See Note 12—Related Party Transactions for details about income taxes under our tax sharing agreement.
Business Segment

    Our liquefaction operations at the Sabine Pass LNG Terminal represent a single reportable segment. Our chief operating decision maker reviews the financial results of SPL in total when evaluating financial performance and for purposes of allocating resources.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The temporary optional expedients under the standard became effective March 12, 2020 and will be available until December 31, 2024 following a subsequent amendment to the standard. We have not yet applied the optional expedients available under the standard because we have not yet modified any of our existing contracts indexed to LIBOR, mainly our credit facility as further described in Note 10—Debt, for reference rate reform. However, we do not expect the impact of applying the optional expedients to any future contract modifications to be material, and we do not expect the transition to a replacement rate index to have a material impact on our future cash flows.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

As of December 31, 2022 and 2021, we had $92 million and $98 million of restricted cash and cash equivalents, respectively, as required by the above agreement.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	December 31,
	2022	2021
Trade receivables	$603	$546
Other receivables	19	25
Total trade and other receivables, net of current expected credit losses	$622	$571

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2022	2021
Materials	$87	$71
LNG	26	44
Natural gas	28	43
Other	2	1
Total inventory	$143	$159

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2022	2021
LNG terminal
Terminal	$16,240	$13,751
Construction-in-process (1)	114	2,699
Accumulated depreciation	(2,553)	(2,021)
Total LNG terminal, net of accumulated depreciation	13,801	14,429
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(15)	(15)
Total fixed assets, net of accumulated depreciation	4	4
Property, plant and equipment, net of accumulated depreciation	$13,805	$14,433

(1)In October 2022, we completed construction of the third marine berth at the Sabine Pass LNG Terminal for a total cost of $576 million and upon completion, we conveyed the property, plant and equipment associated with the third berth to SPLNG.

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$534	$463	$460
Offsets to LNG terminal costs (1)	148	105	—

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

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the operation of the Liquefaction Project and associated economic hedges (collectively, “Liquefaction Supply Derivatives”).

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	December 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(12)	$(10)	$(3,719)	$(3,741)	$2	$(13)	$38	$27

We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of December 31, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(3,719)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.775) - $0.660 / $(0.063)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	77% - 515% / 193%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$38	$(21)	$24
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(228)	74	(43)
Included in cost of sales, new deals (3)	(804)	—	—
Purchases and settlements:
Purchases (4)	(2,712)	(10)	5
Settlements (5)	(13)	(5)	(7)
Balance, end of period	$(3,719)	$38	$(21)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(1,032)	$74	$(43)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period.
(3)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period, in addition to any derivative contracts acquired from entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period. For further discussion of IPM agreements that were novated to us during the period, see Note 15—Supplemental Cash Flow Information.
(5)Roll-off in the current period of amounts recognized in our Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  The terms of the Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,972 TBtu and 5,194 TBtu as of December 31, 2022 and 2021, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of December 31, 2022.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Income (in millions):

	Gain (Loss) Recognized in Statements of Income
Statements of Income Location (1)	Year Ended December 31,
	2022	2021	2020
LNG revenues	$1	$(1)	$—
Cost of sales	(1,159)	30	(49)
Cost of sales—related party	—	2	—

(1)Does not include the value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	December 31, 2022	December 31, 2021
Current derivative assets	$24	$21
Derivative assets	28	33
Total derivative assets	52	54

Current derivative liabilities	(769)	(16)
Derivative liabilities	(3,024)	(11)
Total derivative liabilities	(3,793)	(27)

Derivative asset (liability), net	$(3,741)	$27

(1)Does not include collateral posted with counterparties by us of $35 million and $7 million, as of December 31, 2022 and 2021, respectively, which are included in margin deposits in our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

Liquefaction Supply Derivatives
As of December 31, 2022
Gross assets	$57
Offsetting amounts	(5)
Net assets	$52

Gross liabilities	$(3,814)
Offsetting amounts	21
Net liabilities	$(3,793)

As of December 31, 2021
Gross assets	$79
Offsetting amounts	(25)
Net assets	$54

Gross liabilities	$(33)
Offsetting amounts	6
Net liabilities	$(27)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 8—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2022	2021
Advances made to municipalities for water system enhancements	$78	$81
Advances and other asset conveyances to third parties to support LNG terminal	31	37
Operating lease assets	23	23
Advances made under EPC and non-EPC contracts	—	5
Information technology service prepayments	4	4
Other	24	21
Total other non-current assets, net	$160	$171

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2022	2021
Natural gas purchases	$1,017	$786
Interest costs and related debt fees	165	133
Liquefaction Project costs	125	89
Other accrued liabilities	7	4
Total accrued liabilities	$1,314	$1,012

NOTE 10—DEBT

Debt consisted of the following (in millions):

	December 31,
	2022	2021
Senior Secured Notes:
5.625% due 2023	$—	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,282
Total Senior Secured Notes	12,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Total debt	12,132	13,132

Unamortized premium, discount and debt issuance costs, net	(92)	(109)
Total long-term debt, net of premium, discount and debt issuance costs	$12,040	$13,023

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2022 (in millions):

Years Ending December 31,	Principal Payments
2023	$—
2024	2,000
2025	2,051
2026	1,608
2027	1,612
Thereafter	4,861
Total	$12,132

Working Capital Facility

Below is a summary of our Working Capital Facility as of December 31, 2022 (in millions):

Working Capital Facility (1)
Total facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	328
Available commitment	$872

Priority ranking	Senior secured
Interest rate on available balance (2)	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Commitment fees on undrawn balance (2)	0.10% - 0.30%
Maturity date	March 19, 2025

(1)Our obligations under the Working Capital Facility are secured by substantially all of our assets as well as a pledge of all of the membership interests in us and certain of our future subsidiaries on a pari passu basis by a first priority lien with the Working Capital Facility. The Working Capital Facility contains customary conditions precedent for extensions.
(2)The margin on the interest rate and the commitment fees are subject to change based on our credit rating.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit our ability to make certain investments or pay dividends or distributions. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical debt service coverage ratio and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of December 31, 2022, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Total interest cost	$706	$754	$779
Capitalized interest	(39)	(132)	(94)
Total interest expense, net of capitalized interest	$667	$622	$685

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$10,780	$10,569	$11,850	$13,128
Senior notes — Level 3 (2)	1,352	1,224	1,282	1,466

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

NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers
LNG revenues (1)	$11,506	$7,640	$5,195
LNG revenues—affiliate	4,568	1,472	662
LNG revenues—related party	—	1	—
Total revenues from contracts with customers	16,074	9,113	5,857
Net derivative gain (loss) (2)	1	(1)	—
Total revenues	$16,075	$9,112	$5,857

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the year ended December 31, 2020, we recognized $553 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the years ended December 31, 2022 and 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
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

Sales of natural gas where, in the delivery of the natural gas to the end customer, we have concluded that we acted as a principal are presented within revenues in our Statements of Income, and where we have concluded that we acted as an agent are netted within cost of sales in our Statements of Income.

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Year Ended December 31, 2022
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	132
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$132

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Year Ended December 31, 2022
Deferred revenue—affiliate, beginning of period	$2
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(2)
Deferred revenue—affiliate, end of period	$5

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2022 and 2021 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.8	8	$49.3	9
LNG revenues—affiliate	2.0	2	2.1	3
Total revenues	$52.8		$51.4

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 74% and 61% of our LNG revenues from contracts included in the table above during the years ended December 31, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 75% and 96% of our LNG revenues—affiliate from contracts included in the table above during the years ended December 31, 2022 and 2021, respectively, were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income (in millions):

	Year Ended December 31,
	2022	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements (1)	$4,565	$1,453	$632
Contracts for Sale and Purchase of Natural Gas and LNG (2)	3	19	30
Total LNG revenues—affiliate	4,568	1,472	662

LNG revenues—related party
Natural Gas Transportation and Storage Agreements (3)	—	1	—

Cost of sales—affiliate
Cheniere Marketing Agreements (1)	—	34	61
Cargo loading fees under TUA (4)	51	43	33
Contracts for Sale and Purchase of Natural Gas and LNG (2)	211	51	16
Total cost of sales—affiliate	262	128	110

Cost of sales—related party
Natural Gas Transportation and Storage Agreements (3)	—	1	—
Natural Gas Supply Agreements (5)	—	16	—
Total cost of sales—related party	—	17	—

Operating and maintenance expense—affiliate
TUA (4)	269	266	265
Natural Gas Transportation Agreement (6)	81	81	82
Services Agreements (7)	131	109	118
LNG Site Sublease Agreement (8)	1	1	1
Total operating and maintenance expense—affiliate	482	457	466

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (3)	72	46	13

General and administrative expense—affiliate
Services Agreements (7)	66	61	71

(1)We primarily sell LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices, which will commence in January 2023. We also have a master SPA agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. As of December 31, 2022 and 2021, we had $551 million and $232 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing. In addition, we have an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
(2)We have agreements with SPLNG, CTPL and Corpus Christi Liquefaction, LLC (“CCL”) that allow us to sell and purchase natural gas and LNG with each party. Natural gas purchased under these agreements is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.
(3)We are party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project. This related party is partially owned by the investment management company that indirectly acquired a portion of CQP’s limited partner interests in September 2020. We

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
recorded accrued liabilities—related party of $6 million and $4 million as of December 31, 2022 and 2021, respectively, with this related party.
(4)We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (a portion of which is indexed for inflation), continuing until at least May 2036. Additionally, we are required to reimburse SPLNG for our proportionate share of ad valorem taxes incurred based on our contracted share of SPLNG’s regasification capacity. CQP has guaranteed our obligations under our TUA.
(5)We were a party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. This related party was partially owned by Blackstone, who also partially owns CQP’s limited partner interests. However, this entity was acquired by a non-related party on December 31, 2021; therefore, as of such date, this agreement ceased to be considered a related party agreement.
(6)To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies.
(7)We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements were primarily based on a cost reimbursement structure, and following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of December 31, 2022 and 2021, we had $151 million and $127 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(8)We have agreements with SPLNG to sublease a portion of the Sabine Pass LNG Terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million, with renewal options and adjustment for inflation every five years. As of both December 31, 2022 and 2021, we recorded other non-current liabilities—affiliate of $15 million related to this agreement.

We had $80 million and $73 million due to affiliates as of December 31, 2022 and 2021, respectively, under agreements with affiliates as described above.

Disclosure of future consideration under revenue contracts with affiliates is included in Note 11—Revenues. Additionally, disclosure of future contractual obligations with affiliates and related parties is included in Note 13—Commitments and Contingencies.

Other Agreements

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. In October 2022, we completed construction of the third marine berth at the Sabine Pass LNG Terminal for a total cost of $576 million and upon completion, we conveyed the property, plant and equipment associated with the third berth to SPLNG. We did not convey any assets to SPLNG under this agreement during the year ended December 31, 2021. We conveyed $6 million in assets to SPLNG under this agreement during the year ended December 31, 2020.

State Tax Sharing Agreement

We have a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
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

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future commitments under executed contracts that include unconditional purchase obligations and other commitments which do not meet the definition of a liability as of December 31, 2022 and thus are not recognized as liabilities in our Financial Statements.

Natural Gas Supply, Transportation and Storage Service Agreements

We have physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 15 years.

Additionally, we have natural gas transportation and storage service agreements for the Liquefaction Project. The initial term of the natural gas transportation agreements range up to 20 years, with renewal options for certain contracts, and commence upon the occurrence of conditions precedent. The initial terms of our natural gas storage service agreements range up to 10 years.

As of December 31, 2022, our obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met or are currently expected to be met were as follows (in billions):

Years Ending December 31,	Payments Due to Third Parties (1) (2)	Payments Due to Affiliates (1)	Payments Due to Related Parties (1)
2023	$6.6	$0.1	$0.1
2024	4.5	0.1	0.1
2025	3.6	0.1	0.1
2026	2.9	0.1	—
2027	2.5	0.1	—
Thereafter	9.7	0.6	—
Total	$29.8	$1.1	$0.3

(1)Pricing of natural gas supply contracts is variable based on market commodity basis prices adjusted for basis spread, and pricing of our IPM agreement is variable based on global gas market prices less fixed liquefaction fees and certain costs incurred by us. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2022. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.
(2)Includes $0.4 billion under natural gas supply agreements with unsatisfied conditions precedent.

Services Agreements

We have certain fixed commitments under services and other agreements of $1.0 billion with third parties and $4.7 billion with affiliates.

Substantially all of our commitments to affiliates consist of a TUA with SPLNG pursuant to which we have reserved approximately 2 Bcf/d of regasification capacity. See Note 12—Related Party Transactions for additional information regarding this TUA.

Additionally, we have a partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”), another TUA customer, whereby upon substantial completion of Train 5, we gained access to substantially all of TotalEnergies’ capacity and other services provided under TotalEnergies’ TUA with SPLNG.  This agreement provides

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
us with additional berthing and storage capacity at the Sabine Pass LNG Terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity and permit us to more flexibly manage our LNG storage capacity.

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

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2022, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

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

	Percentage of Total Revenues from External Customers			Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Customer A	24%	25%	25%	28%	29%
Customer B	17%	18%	19%	18%	17%
Customer C	17%	17%	18%	*	*
Customer D	16%	16%	16%	18%	14%
Customer E	*	10%	*	*	13%
Customer F	*	*	*	13%	12%

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2022	2021	2020
United States	$4,147	$2,550	$1,975
India	1,951	1,342	970
South Korea	1,932	1,336	924
Ireland	1,858	1,237	842
United Kingdom	1,026	966	456
Switzerland	593	208	21
Other countries	—	—	7
Total	$11,507	$7,639	$5,195

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$613	$615	$692
Non-cash distributions to affiliates for conveyance of assets	576	—	6
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	3

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $271 million, $322 million and $207 million as of December 31, 2022, 2021 and 2020, respectively.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2022 and 2021 (in millions):

	Fiscal 2022	Fiscal 2021
Audit Fees	$2	$2

Audit Fees—Audit fees for 2022 and 2021 include fees associated with the audit of our annual Financial Statements, reviews of our interim Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2022 and 2021.

Tax Fees—There were no tax fees in 2022 and 2021.

Other Fees—There were no other fees in 2022 and 2021.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of CQP has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2022 and 2021.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	SPL	S-4	3.1	11/15/2013
3.2	First Amended and Restated Limited Liability Company Agreement of the Company	SPL	S-4	3.2	11/15/2013
4.1	Indenture, dated as of February 1, 2013, by and among the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	CQP	8-K	4.1	2/4/2013
4.2	First Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.1	4/16/2013

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.3	Second Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.2	4/16/2013
4.4	Third Supplemental Indenture, dated as of November 25, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	11/25/2013
4.5	Fourth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	5/22/2014
4.6	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.5 above)	CQP	8-K	4.1	5/22/2014
4.7	Fifth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.2	5/22/2014
4.8	Sixth Supplemental Indenture, dated as of March 3, 2015, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	3/3/2015
4.9	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.8 above)	CQP	8-K	4.1	3/3/2015
4.10	Seventh Supplemental Indenture, dated as of June 14, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/14/2016
4.11	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.10 above)	CQP	8-K	4.1	6/14/2016
4.12	Eighth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/23/2016
4.13	Ninth Supplemental Indenture, dated as of September 23, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/23/2016
4.14	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.13 above)	CQP	8-K	4.2	9/23/2016
4.15	Tenth Supplemental Indenture, dated as of March 6, 2017, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/6/2017
4.16	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.15 above)	CQP	8-K	4.1	3/6/2017
4.17	Eleventh Supplemental Indenture, dated as of May 8, 2020, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020
4.18	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.17 above)	SPL	8-K	4.1	5/8/2020
4.19	Twelfth Supplemental Indenture, dated as of November 29, 2022, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	11/29/2022
4.20	Form of 5.900% Senior Secured Amortizing Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.19 above)	SPL	8-K	4.1	11/29/2022
4.21	Indenture, dated as of February 24, 2017, between the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	2/27/2017
4.22	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.21 above)	CQP	8-K	4.1	2/27/2017
4.23	Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.23	2/24/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
4.24	Form of 2.95% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.23 above)	SPL	10-K	4.23	2/24/2022
4.25	Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.25	2/24/2022
4.26	Form of 3.17% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.25 above)	SPL	10-K	4.25	2/24/2022
4.27	First Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.27	2/24/2022
4.28	Form of 3.19% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.27 above)	SPL	10-K	4.27	2/24/2022
4.29	Second Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.29	2/24/2022
4.30	Form of 3.08% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.29 above)	SPL	10-K	4.29	2/24/2022
4.31	Third Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.31	2/24/2022
4.32	Form of 3.10% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.31 above)	SPL	10-K	4.31	2/24/2022
10.1	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	8-K	10.1	11/21/2011
10.2	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	10-Q	10.1	5/3/2013
10.3	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between the Company (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.4	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between the Company (Seller) and GAIL (India) Limited (Buyer)	CQP	8-K	10.1	12/12/2011
10.5	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and GAIL (India) Limited (Buyer)	CQP	10-K	10.18	2/22/2013
10.6	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between the Company (Seller) and BG Gulf Coast LNG, LLC (Buyer)	CQP	8-K	10.1	1/26/2012
10.7	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between the Company (Seller) and Korea Gas Corporation (Buyer)	CQP	8-K	10.1	1/30/2012
10.8	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and Korea Gas Corporation (Buyer)	CQP	10-K	10.19	2/22/2013
10.9	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014
10.10	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.11	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.1	5/9/2019
10.12	Letter Agreement, dated December 9, 2020, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC).	SPL	8-K	10.1	12/9/2020
10.13	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-Q	10.2	8/5/2021
10.14	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-Q	10.3	8/5/2021
10.15	Letter agreement, dated November 3, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-Q	10.3	11/4/2021
10.16	Letter Agreement, dated November 24, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	8-K	10.1	11/26/2021
10.17	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.2	11/3/2022
10.18	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and the Company	CQP	8-K	10.6	5/15/2012
10.19	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and the Company	SPL	10-Q/A	10.8	11/9/2015
10.20	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and the Company	CQP	8-K	10.5	5/15/2012
10.21	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013
10.22	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and the Company	SPL	10-Q/A	10.7	11/9/2015
10.23	Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)	SPL	8-K	10.1	11/9/2018
10.24	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019	SPL	10-Q	10.3	8/8/2019

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		SPL	10-Q	10.1	11/1/2019
10.26	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00011 Insurance Provisional Sum Interim Adjustment, dated October 1, 2019 and (ii) the Change Order CO-00012 Replacement of Timber Piles with Pre-Stressed Concrete Piles, dated October 30, 2019	SPL	10-K	10.23	2/25/2020
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
		SPL	10-Q	10.1	11/4/2021
10.34	Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00054 80 Acres Bridge Credit, dated November 30, 2021, (ii) CO-00055 Change in Law LPDES Permit - Water Treatment Filter Washing, dated December15, 2021, (iii) CO-00056 Impacts from Hurricane Ida, dated December 15, 2021 and (iv) CO-00057 Impacts from Hurricane Nicholas, dated December 15, 2021	SPL	10-K	10.33	2/24/2022
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
		SPL	10-Q	10.1	5/4/2022
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
		SPL	10-Q	10.1	8/4/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
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
		SPL	10-Q	10.1	11/3/2022
10.38*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00070 80-Acres Bridge, dated October 28, 2022, (ii) the Change Order CO-00071 Mooring System Low-Tension Common Alarm, dated October 31, 2022, (iii) the Change Order CO-00072 FERC Hydrocarbon Permit Conditions, dated October 31, 2022, (iv) the Change Order CO-00073 BN#2 Beacon Pile Relocation, dated October 31, 2022 and (v) the Change Order CO-00074 FERC Condition 56: ISA 84 Gas Detection, dated October 31, 2022

10.39	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between the Company and SPLNG	SPLNG	8-K	10.1	8/6/2012
10.40	Letter Agreement, dated May 28, 2013, by and between the Company and SPLNG	SPLNG	10-Q	10.1	8/2/2013
10.41	Third Amended and Restated Common Terms Agreement, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL	8-K	10.2	3/23/2020
10.42	First Amendment to Third Amended and Restated Common Terms Agreement, dated as of July 26, 2021, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL	10-Q	10.2	11/4/2021
10.43	Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, among the Company, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	SPL	8-K	10.1	3/23/2020
10.44	Third Amended and Restated Accounts Agreement, among the Company, certain subsidiaries of the Company, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	SPL	8-K	10.3	3/23/2020
10.45	Registration Rights Agreement, dated as of November 29, 2022, between the Company and Goldman Sachs & Co. LLC	SPL	8-K	10.1	11/29/2022
10.46	Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere and the Company	SPL	S-4	10.30	11/15/2013
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), CQP (SEC File No. 001-33366), Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey Grindal	Manager	February 22, 2023
Corey Grindal

/s/ Zach Davis	Manager and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Zach Davis

/s/ David Slack	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
David Slack

/s/ Matthew Runkle	Manager	February 22, 2023
Matthew Runkle