Form 10-Q
period 2023-03-31
Sabine Pass Liquefaction, LLC
filed 2023-05-02
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
LNG revenues	$2,106	$2,488
LNG revenues—affiliate	761	757
Total revenues	2,867	3,245

Operating costs and expenses
Cost of sales (excluding items shown separately below)	313	2,561
Cost of sales—affiliate	33	18
Operating and maintenance expense	176	148
Operating and maintenance expense—affiliate	124	117
Operating and maintenance expense—related party	16	12
General and administrative expense	1	1
General and administrative expense—affiliate	16	17
Depreciation and amortization expense	138	130
Total operating costs and expenses	817	3,004

Income from operations	2,050	241

Other income (expense)
Interest expense, net of capitalized interest	(161)	(156)
Other income, net	4	—
Total other expense	(157)	(156)

Net income	$1,893	$85

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$160	$92
Trade and other receivables, net of current expected credit losses	265	622
Trade receivables—affiliate	263	553
Advances to affiliate	131	151
Inventory	132	143
Current derivative assets	55	24
Margin deposits	—	35
Other current assets	31	33
Other current assets—affiliate	22	21
Total current assets	1,059	1,674

Property, plant and equipment, net of accumulated depreciation	13,689	13,805
Debt issuance costs, net of accumulated amortization	5	5
Derivative assets	32	28
Other non-current assets, net	167	160
Total assets	$14,952	$15,672

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities
Accounts payable	$66	$28
Accrued liabilities	610	1,314
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	60	—
Due to affiliates	38	80
Deferred revenue	72	132
Current derivative liabilities	400	769
Other current liabilities	9	—
Total current liabilities	1,260	2,329

Long-term debt, net of premium, discount and debt issuance costs	11,985	12,040
Derivative liabilities	2,157	3,024
Other non-current liabilities	7	7
Other non-current liabilities—affiliate	20	20

Member’s deficit	(477)	(1,748)
Total liabilities and member’s deficit	$14,952	$15,672

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	(1,748)	(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	$(477)	$(477)

Three Months Ended March 31, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,621	$1,621
Novated IPM agreement (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	$(1,569)	$(1,569)
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,893	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138	130
Amortization of debt issuance costs, premium and discount	6	5
Total losses (gains) on derivative instruments, net	(1,260)	525
Net cash used for settlement of derivative instruments	(11)	(9)
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	357	83
Trade receivables—affiliate	290	(73)
Advances to affiliate	18	(5)
Inventory	11	26
Margin deposits	35	25
Accounts payable and accrued liabilities	(615)	(5)
Accrued liabilities—related party	(2)	1
Due to affiliates	(40)	(21)
Deferred revenue	(60)	(38)
Other, net	18	(44)
Other, net—affiliate	(1)	1
Net cash provided by operating activities	777	686

Cash flows from investing activities
Property, plant and equipment	(82)	(85)
Other	(5)	—
Net cash used in investing activities	(87)	(85)

Cash flows from financing activities
Distributions	(622)	(563)
Net cash used in financing activities	(622)	(563)

Net increase in restricted cash and cash equivalents	68	38
Restricted cash and cash equivalents—beginning of period	92	98
Restricted cash and cash equivalents—end of period	$160	$136

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

The natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”) has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned by SPLNG.

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In February 2023, we and another subsidiary of CQP initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss is included in the federal income tax return of CQP. CQP is not subject to federal or state income taxes, as its partners are taxed individually on their allocable share of CQP’s taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements.

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

As of March 31, 2023 and December 31, 2022, we had $160 million and $92 million of restricted cash and cash equivalents, respectively, as required under the above agreement.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Trade receivables	$259	$603
Other receivables	6	19
Total trade and other receivables, net of current expected credit losses	$265	$622

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Materials	$90	$87
LNG	19	26
Natural gas	22	28
Other	1	2
Total inventory	$132	$143

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
LNG terminal
Terminal	$16,262	$16,240
Construction-in-process	113	114
Accumulated depreciation	(2,690)	(2,553)
Total LNG terminal, net of accumulated depreciation	13,685	13,801
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(15)	(15)
Total fixed assets, net of accumulated depreciation	4	4
Property, plant and equipment, net of accumulated depreciation	$13,689	$13,805

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$137	$129
Offsets to LNG terminal costs (1)	—	148

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the operation of the Liquefaction Project and associated economic hedges (collectively, “Liquefaction Supply Derivatives”).

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$28	$4	$(2,502)	$(2,470)	$(12)	$(10)	$(3,719)	$(3,741)

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

The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of March 31, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,502)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.173) - $0.361 / $(0.021)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	93% - 574% / 208%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	1,049	(53)
Included in cost of sales, new deals (3)	3	—
Purchases and settlements:
Purchases (4)	—	(3,141)
Settlements (5)	165	(6)
Balance, end of period	$(2,502)	$(3,162)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$1,052	$(53)

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

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  The terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 6,027 TBtu and 5,972 TBtu as of March 31, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of March 31, 2023.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Income (in millions):

	Gain (Loss) Recognized in Statements of Income
Statements of Income Location (1)	Three Months Ended March 31,
	2023	2022
Cost of sales	$1,260	$(525)

(1)Does not include the value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	March 31, 2023	December 31, 2022
Current derivative assets	$55	$24
Derivative assets	32	28
Total derivative assets	87	52

Current derivative liabilities	(400)	(769)
Derivative liabilities	(2,157)	(3,024)
Total derivative liabilities	(2,557)	(3,793)

Derivative liability, net	$(2,470)	$(3,741)

(1)Does not include collateral posted by counterparties to us of $8 million as of March 31, 2023, which is included in other current liabilities on our Balance Sheets, and collateral posted with counterparties by us of $35 million as of December 31, 2022, which is included in margin deposits in our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2023	December 31, 2022
Gross assets	$89	$57
Offsetting amounts	(2)	(5)
Net assets	$87	$52

Gross liabilities	$(2,577)	$(3,814)
Offsetting amounts	20	21
Net liabilities	$(2,557)	$(3,793)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Natural gas purchases	$406	$1,017
Interest costs and related debt fees	118	165
Liquefaction Project costs	80	125
Other accrued liabilities	6	7
Total accrued liabilities	$610	$1,314

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Senior Secured Notes:
5.75% due 2024	$2,000	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total Senior Secured Notes	12,132	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Total debt	12,132	12,132

Current portion of long-term debt (1)	(60)	—
Long-term portion of unamortized premium, discount and debt issuance costs, net	(87)	(92)
Total long-term debt, net of premium, discount and debt issuance costs	$11,985	$12,040

(1)As of March 31, 2023, $60 million of debt with contractual maturities of greater than one year was classified as current portion of long-term debt based on our intent and ability to repay the debt with cash that was on hand at March 31, 2023, including repurchases of debt subsequent to the balance sheet date and through April 26, 2023.

Working Capital Facility

Below is a summary of our Working Capital Facility as of March 31, 2023 (in millions):

Working Capital Facility
Total facility size	$1,200
Less:
Outstanding balance	—
Letters of credit issued	329
Available commitment	$871

Priority ranking	Senior secured
Interest rate on available balance (1)	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%
Commitment fees on undrawn balance (1)	0.10% - 0.30%
Maturity date	March 19, 2025

(1)The margin on the interest rate and the commitment fees is subject to change based on our credit rating.

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

As of March 31, 2023, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Total interest cost	$163	$177
Capitalized interest	(2)	(21)
Total interest expense, net of capitalized interest	$161	$156

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$10,780	$10,718	$10,780	$10,569
Senior notes — Level 3 (2)	1,352	1,241	1,352	1,224

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

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers
LNG revenues	$2,106	$2,488
LNG revenues—affiliate	761	757
Total revenues from contracts with customers	$2,867	$3,245

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Balance Sheets (in millions):

	March 31,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$1	$1

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	72
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$72

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.9	8	$50.8	8
LNG revenues—affiliate	1.8	2	2.0	2
Total revenues	$51.7		$52.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 61% and 67% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 73% and 100% of our LNG revenues—affiliate from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Statements of Income (in millions):

	Three Months Ended March 31,
	2023	2022
LNG revenues—affiliate
Cheniere Marketing Agreements (1)	$761	$745
Contracts for Sale and Purchase of Natural Gas and LNG (2)	—	12
Total LNG revenues—affiliate	761	757

Cost of sales—affiliate
Cargo loading fees under TUA (3)	14	13
Contracts for Sale and Purchase of Natural Gas and LNG (2)	19	5
Total cost of sales—affiliate	33	18

Operating and maintenance expense—affiliate
TUA (3)	68	66
Natural Gas Transportation Agreement (4)	21	20
Services Agreements (5)	35	31
Total operating and maintenance expense—affiliate	124	117

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (6)	16	12

General and administrative expense—affiliate
Services Agreements (5)	16	17

(1)We primarily sell LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices. We also have a master SPA agreement with Cheniere Marketing that allows us to sell and purchase LNG with Cheniere Marketing by executing and delivering confirmations under this agreement. As of March 31, 2023 and December 31, 2022, we had $263 million and $551 million of trade receivables—affiliate, respectively, under these agreements with Cheniere Marketing. In addition, we have an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
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
(3)We have a TUA with SPLNG to provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (a portion of which is indexed for inflation), continuing until at least May 2036. Additionally, we are required to reimburse SPLNG for our proportionate share of ad valorem taxes incurred based on our contracted share of SPLNG’s regasification capacity. CQP has guaranteed our obligations under our TUA.
(4)To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL, a wholly owned subsidiary of CQP, and third party pipeline companies.
(5)We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements were primarily based on a cost reimbursement structure, and following the completion

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of March 31, 2023 and December 31, 2022, we had $131 million and $151 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(6)We are party to various natural gas transportation and storage agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project. This related party is partially owned by the investment management company that indirectly acquired a portion of CQP’s limited partner interests in September 2020. We recorded accrued liabilities—related party of $5 million and $6 million as of March 31, 2023 and December 31, 2022, respectively, with this related party.

We had $38 million and $80 million due to affiliates as of March 31, 2023 and December 31, 2022, respectively, under agreements with affiliates as described above.

Disclosure of future consideration under revenue contracts with affiliates is included in Note 9—Revenues.

Other Agreements

LNG Site Sublease Agreement

We have agreements with SPLNG to sublease a portion of the Sabine Pass LNG Terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million, with renewal options and adjustment for inflation every five years. As of both March 31, 2023 and December 31, 2022, we recorded other non-current liabilities—affiliate of $15 million related to this agreement.

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the three months ended March 31, 2023 and 2022.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% or greater of total revenues and/or trade and other receivables was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer A	28%	29%	30%	28%
Customer B	15%	14%	23%	18%
Customer C	17%	18%	15%	*
Customer D	15%	15%	15%	18%
Customer E	*	10%	*	*
Customer F	*	*	—%	13%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$202	$130
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	39	205

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We own a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, which has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”). The Sabine Pass LNG Terminal also has operational regasification facilities owned and operated by SPLNG.

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of March 31, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In February 2023, we and another subsidiary of CQP initiated the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “Expansion Project”). This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In 2022, Cheniere published Acting Today, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022 and joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative, in October 2022. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:
Strategic

•In February 2023, we and another subsidiary of CQP initiated the pre-filing review process with the FERC under the NEPA for the Expansion Project, and in April 2023, the other CQP subsidiary executed a contract with Bechtel Energy Inc. to provide the Front End Engineering and Design (“FEED”) work on the project. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project.

Operational

•As of April 26, 2023, approximately 2,070 cumulative LNG cargoes totaling approximately 142 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In February 2023, S&P Global Ratings upgraded our issuer credit rating from BBB to BBB+ with stable outlook.

Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Revenues
LNG revenues	$2,106	$2,488	$(382)
LNG revenues—affiliate	761	757	4
Total revenues	2,867	3,245	(378)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	313	2,561	(2,248)
Cost of sales—affiliate	33	18	15
Operating and maintenance expense	176	148	28
Operating and maintenance expense—affiliate	124	117	7
Operating and maintenance expense—related party	16	12	4
General and administrative expense	1	1	—
General and administrative expense—affiliate	16	17	(1)
Depreciation and amortization expense	138	130	8
Total operating costs and expenses	817	3,004	(2,187)

Income from operations	2,050	241	1,809

Other income (expense)
Interest expense, net of capitalized interest	(161)	(156)	(5)
Other income, net	4	—	4
Total other expense	(157)	(156)	(1)

Net income	$1,893	$85	$1,808

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	403	372	31

Net income.

Substantially all of the favorable variance of $1.8 billion for the three months ended March 31, 2023 as compared to the same period of 2022 was attributable to the favorable variance of $1.8 billion from changes in fair value and settlements of derivatives in the three months ended March 31, 2023 as compared to the same period of 2022. During the three months ended March 31, 2023 we incurred a gain of $1.0 billion due to non-cash favorable changes in fair value of the Tourmaline IPM agreement as a result of favorable shifts in international forward commodity curves, as compared to a loss of $431 million in the three months ended March 31, 2022 following the assignment to us from CCL Stage III in March 2022. The loss following the assignment was primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and unfavorable shifts in the international forward commodity curve.
The following is an additional discussion of the significant variance drivers of the change in net income by line item:
Revenues. $378 million decrease between comparable periods primarily attributable to:
•$604 million decrease due to lower pricing per MMBtu from decreased Henry Hub pricing; which was offset by
•$267 million increase due to higher volumes of LNG delivered between the periods, which increased 29 TBtu or 8%, primarily due to the Train 6 Completion in February 2022.

Operating costs and expenses. $2.2 billion decrease between comparable periods primarily attributable to:
•$1.8 billion favorable variance from changes in fair value of derivatives included in cost of sales, from losses of $516 million in the three months ended March 31, 2022 to gains of $1.3 billion in the three months ended March 31, 2023, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM agreement as discussed above under Net Income; and
•$449 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of $425 million in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices, which was partially offset by increased volume of LNG delivered, as discussed above under the caption Revenues.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control, notwithstanding the operational intent to mitigate risk exposure over time.

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2022, we realized offsets to LNG terminal costs of $148 million, corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not have any commissioning cargoes during the three months ended March 31, 2023.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facilities. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$160
Available commitments under our working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”) (1)	871
Total available liquidity	$1,031

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Working Capital Facility as of March 31, 2023. See Note 8—Debt of our Notes to Financial Statements for additional information on the Working Capital Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$777	$686
Net cash used in investing activities	(87)	(85)
Net cash used in financing activities	(622)	(563)
Net increase in restricted cash and cash equivalents	$68	$38
Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2023 and 2022 were $777 million and $686 million, respectively. The $91 million favorable variance between the periods was primarily related to higher volume of LNG delivered, which contributed to increased cash receipts from the sale of LNG cargoes, which was partially offset by unfavorable variances due to increased cash outflows for natural gas feedstock as a result of higher volumes purchased as well as timing of cash receipts and payments.
Investing Cash Flows

Cash outflows for property, plant and equipment during the three months ended March 31, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the three months ended March 31, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the construction of the third marine berth at the Liquefaction Project, which achieved substantial completion on October 27, 2022 and which we immediately conveyed to SPLNG.
Financing Cash Flows

During the three months ended March 31, 2023 and 2022, we made distributions to CQP of $622 million and $563 million, respectively. We did not have any debt activity during the three months ended March 31, 2023 or 2022.
Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,470)	$447	$(3,741)	$565

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Louisiana Department of Environmental Quality (the “LDEQ”) Matter

We and another subsidiary of CQP are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) had stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 we and the other subsidiary of CQP petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The petition remains pending. We and the other subsidiary of CQP continue to work with the LDEQ to resolve the matters identified in the Compliance Order, including the petition pending with the EPA. As of March 2023, we and the other subsidiary of CQP have filed test results with the LDEQ indicating that 41 of 44 turbines meet the relevant compliance standard, including through retesting. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00075 Section 232 Duties (Final Settlement FTZ), dated December 16, 2022

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 1, 2023	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 1, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)