Form 10-Q
period 2023-06-30
Sabine Pass Liquefaction, LLC
filed 2023-08-03
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Note: The registrant was a voluntary filer until July 27, 2023. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Affiliate Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and its subsidiaries
CQP	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$1,415	$2,959	$3,521	$5,447
LNG revenues—affiliate	469	1,135	1,230	1,892
LNG revenues—related party	—	4	—	4
Total revenues	1,884	4,098	4,751	7,343

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	603	3,144	916	5,705
Cost of sales—affiliate	12	72	45	90
Cost of sales—related party	—	1	—	1
Operating and maintenance expense	233	162	409	310
Operating and maintenance expense—affiliate	120	118	244	235
Operating and maintenance expense—related party	14	15	30	27
General and administrative expense (recovery)	1	(3)	2	(2)
General and administrative expense—affiliate	15	17	31	34
Depreciation and amortization expense	139	134	277	264
Other	2	—	2	—
Total operating costs and expenses	1,139	3,660	1,956	6,664

Income from operations	745	438	2,795	679

Other income (expense)
Interest expense, net of capitalized interest	(160)	(170)	(321)	(326)
Loss on modification or extinguishment of debt	(2)	—	(2)	—
Other income, net	4	—	8	—
Total other expense	(158)	(170)	(315)	(326)

Net income	$587	$268	$2,480	$353

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$241	$92
Trade and other receivables, net of current expected credit losses	186	622
Trade receivables—affiliate	134	553
Advances to affiliate	135	151
Inventory	112	143
Current derivative assets	32	24
Margin deposits	3	35
Other current assets	57	33
Other current assets—affiliate	22	21
Total current assets	922	1,674

Property, plant and equipment, net of accumulated depreciation	13,570	13,805
Debt issuance costs, net of accumulated amortization	10	5
Derivative assets	29	28
Other non-current assets, net	164	160
Total assets	$14,695	$15,672

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities
Accounts payable	$53	$28
Accrued liabilities	464	1,314
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	609	—
Due to affiliates	43	80
Deferred revenue	86	132
Current derivative liabilities	366	769
Total current liabilities	1,626	2,329

Long-term debt, net of premium, discount and debt issuance costs	11,242	12,040
Derivative liabilities	1,936	3,024
Other non-current liabilities	33	7
Other non-current liabilities—affiliate	22	20

Member’s deficit	(164)	(1,748)
Total liabilities and member’s deficit	$14,695	$15,672

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	$(1,748)	$(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	(477)	(477)
Contributions related to extinguishment of debt	1	1
Distributions	(275)	(275)
Net income	587	587
Balance at June 30, 2023	$(164)	$(164)

Three and Six Months Ended June 30, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,621	$1,621
Novated IPM agreement (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	(1,569)	(1,569)
Distributions	(588)	(588)
Net income	268	268
Balance at June 30, 2022	$(1,889)	$(1,889)
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$2,480	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	277	264
Amortization of debt issuance costs, premium and discount	12	12
Loss on modification or extinguishment of debt	2	—
Total losses (gains) on derivative instruments, net	(1,502)	819
Net cash provided by (used for) settlement of derivative instruments	2	(37)
Other	2	7
Changes in operating assets and liabilities:
Trade and other receivables	449	(213)
Trade receivables—affiliate	419	(262)
Advances to affiliate	14	12
Inventory	31	3
Margin deposits	32	2
Accounts payable and accrued liabilities	(756)	458
Accrued liabilities—related party	(2)	2
Due to affiliates	(34)	(4)
Total deferred revenue	(20)	(27)
Other, net	(23)	(25)
Other, net—affiliate	(1)	—
Net cash provided by operating activities	1,382	1,364

Cash flows from investing activities
Property, plant and equipment, net	(125)	(233)
Other	(6)	—
Net cash used in investing activities	(131)	(233)

Cash flows from financing activities
Redemptions and repayments of debt	(200)	—
Debt issuance and other financing costs	(4)	—
Debt extinguishment costs	(1)	—
Distributions	(897)	(1,151)
Net cash used in financing activities	(1,102)	(1,151)

Net increase (decrease) in restricted cash and cash equivalents	149	(20)
Restricted cash and cash equivalents—beginning of period	92	98
Restricted cash and cash equivalents—end of period	$241	$78

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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, we and another subsidiary of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2023 and 2022.

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As further detailed in Note 8—Debt, our existing credit facility includes a variable interest rate indexed to SOFR, incorporated through a replacement of the previous credit facility subsequent to the effective date of ASU 2020-04. We elected to apply the optional expedients as applicable; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

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

As of June 30, 2023 and December 31, 2022, we had $241 million and $92 million of restricted cash and cash equivalents, respectively, as required under the above agreement.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Trade receivables	$158	$603
Other receivables	28	19
Total trade and other receivables, net of current expected credit losses	$186	$622

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Materials	$84	$87
LNG	8	26
Natural gas	19	28
Other	1	2
Total inventory	$112	$143

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
LNG terminal
Terminal	$16,295	$16,240
Construction-in-process	98	114
Accumulated depreciation	(2,826)	(2,553)
Total LNG terminal, net of accumulated depreciation	13,567	13,801
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(16)	(15)
Total fixed assets, net of accumulated depreciation	3	4
Property, plant and equipment, net of accumulated depreciation	$13,570	$13,805

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$137	$132	$274	$261
Offsets to LNG terminal costs (1)	—	—	—	148

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$10	$4	$(2,255)	$(2,241)	$(12)	$(10)	$(3,719)	$(3,741)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of June 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,255)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.733) - $0.585 / $(0.002)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	119% - 484% / 224%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,502)	$(3,162)	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	173	(309)	1,116	63
Included in cost of sales, new deals (3)	3	—	5	—
Purchases and settlements:
Purchases (4)	—	8	—	(3,549)
Settlements (5)	71	7	340	(8)
Transfers in and/or out of level 3
Transfers out of level 3 (6)	—	—	3	—
Balance, end of period	$(2,255)	$(3,456)	$(2,255)	$(3,456)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$176	$(309)	$1,121	$63

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
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,831 TBtu and 5,972 TBtu as of June 30, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of June 30, 2023.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Income (in millions):

	Gain (Loss) Recognized in Statements of Income
Statements of Income Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues	$—	$4	$—	$4
Cost of sales	242	(298)	1,502	(823)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	June 30, 2023	December 31, 2022
Current derivative assets	$32	$24
Derivative assets	29	28
Total derivative assets	61	52

Current derivative liabilities	(366)	(769)
Derivative liabilities	(1,936)	(3,024)
Total derivative liabilities	(2,302)	(3,793)

Derivative liability, net	$(2,241)	$(3,741)

(1)Does not include collateral posted with counterparties by us of $3 million and $35 million as of June 30, 2023 and December 31, 2022, respectively, which is included in margin deposits on our Balance Sheets.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	June 30, 2023	December 31, 2022
Gross assets	$68	$57
Offsetting amounts	(7)	(5)
Net assets	$61	$52

Gross liabilities	$(2,325)	$(3,814)
Offsetting amounts	23	21
Net liabilities	$(2,302)	$(3,793)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Natural gas purchases	$241	$1,017
Interest costs and related debt fees	126	165
Liquefaction Project costs	92	125
Other accrued liabilities	5	7
Total accrued liabilities	$464	$1,314

NOTE 8—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Senior Secured Notes:
5.75% due 2024 (the “2024 Senior Notes”) (1)	$1,800	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total Senior Secured Notes	11,932	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	11,932	12,132

Current portion of long-term debt	(609)	—
Long-term portion of unamortized premium, discount and debt issuance costs, net	(81)	(92)
Total long-term debt, net of premium, discount and debt issuance costs	$11,242	$12,040

(1)In July 2023, we redeemed $1.4 billion aggregate principal amount outstanding of the 2024 Senior Notes using a $1.2 billion equity contribution received from CQP and cash on hand. Due to our intent and ability as of the balance sheet date to refinance a portion of the 2024 Senior Notes with the equity contribution, the $1.2 billion was classified as long-term debt as of June 30, 2023.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of June 30, 2023 (in millions):

Revolving Credit Facility (1)
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	329
Available commitment	$671

Priority ranking	Senior secured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (2)	0.075% - 0.30%
Maturity date	June 23, 2028

(1)In June 2023, we refinanced and replaced the Working Capital Facility with the Revolving Credit Facility, resulting in an extended maturity date, revised borrowing capacity, reduced rate of interest and commitment fees applicable thereunder and certain other changes to terms and conditions.
(2)The margin on the interest rate and the commitment fees is subject to change based on our credit rating.

The refinancing and the replacement of the Working Capital Facility resulted in $1 million of debt extinguishment and modification costs.

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

As of June 30, 2023, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest cost	$161	$177	$324	$354
Capitalized interest	(1)	(7)	(3)	(28)
Total interest expense, net of capitalized interest	$160	$170	$321	$326

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$11,932	$11,648	$12,132	$11,793

(1)As of both June 30, 2023 and December 31, 2022, $1.2 billion of the fair value of our senior notes included an illiquidity adjustment which qualified as a Level 3 fair value measurement. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments or instruments with similar terms, maturities and credit standing.

The estimated fair value of our Working Capital Facility and our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$1,415	$2,955	$3,521	$5,443
LNG revenues—affiliate	469	1,135	1,230	1,892
LNG revenues—related party	—	4	—	4
Total revenues from contracts with customers	1,884	4,094	4,751	7,339
Net derivative gain (1)	—	4	—	4
Total revenues	$1,884	$4,098	$4,751	$7,343

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Six Months Ended June 30, 2023
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	112
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$112

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2023
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.2	8	$50.8	8
LNG revenues—affiliate	1.6	2	2.0	2
Total revenues	$50.8		$52.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 49% and 75% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 57% and 72% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 66% and 100% of our LNG revenues—affiliate from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 70% and 100% of our LNG revenues—affiliate from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$468	$1,100	$1,229	$1,845
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	1	35	1	47
Total LNG revenues—affiliate	469	1,135	1,230	1,892

LNG revenues—related party
Natural Gas Transportation and Storage Agreements (1)	—	4	—	4

Cost of sales—affiliate
Cargo loading fees under TUA	11	12	25	25
Contracts for Sale and Purchase of Natural Gas and LNG	1	60	20	65
Total cost of sales—affiliate	12	72	45	90

Cost of sales—related party
Natural Gas Transportation and Storage Agreements (1)	—	1	—	1

Operating and maintenance expense—affiliate
TUA	69	67	137	133
Natural Gas Transportation Agreement	20	20	41	40
Services Agreements (see Note 1)	30	30	65	61
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	120	118	244	235

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	14	15	30	27

General and administrative expense—affiliate
Services Agreements (see Note 1)	15	17	31	34

(1)This related party is partially owned by Brookfield Asset Management, Inc., who indirectly owns a portion of CQP’s limited partner interests.

Other Agreements

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the six months ended June 30, 2023 and 2022.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	24%	24%	27%	26%	15%	28%
Customer B	15%	18%	15%	16%	10%	18%
Customer C	15%	18%	16%	18%	11%	*
Customer D	14%	16%	15%	16%	13%	18%
Customer E	10%	13%	*	12%	11%	*
Customer F	*	*	*	*	—%	13%
Customer G	*	—%	*	—%	10%	—%
Customer H	*	—%	*	—%	14%	—%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$348	$311
Non-cash contribution related to extinguishment of debt	1	—
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net	10	157

Novation of IPM Agreement from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”)

In March 2022, in connection with a prior commitment from Cheniere to collateralize financing for Train 6 of the Liquefaction Project, we and CCL Stage III, formerly a wholly owned direct subsidiary of Cheniere that merged with and into CCL, entered into an agreement to assign to us an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023. The transaction was accounted for as a transfer between entities under common control, which required us to recognize the obligations assumed at the historical basis of Cheniere. Upon the transfer, which occurred on March 15, 2022, we recognized $2.7 billion in distributions within our Statements of Member’s Equity (Deficit) based on our assumption of current derivative liabilities and derivative liabilities of $142 million and $2.6 billion, respectively, which represented a non-cash financing activity.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 15 years of weighted average remaining life as of June 30, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, we and another subsidiary of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “Expansion Project”). This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In 2022, Cheniere published Acting Today, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which details its approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022 and joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative, in October 2022. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:
Strategic

•In May 2023, we and another subsidiary of CQP entered the pre-filing review process with the FERC under the NEPA for the Expansion Project, and in April 2023, the other CQP subsidiary executed a contract with Bechtel Energy Inc. to provide the front end engineering and design work on the project. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project.

Operational

•As of July 27, 2023, over 2,150 cumulative LNG cargoes totaling approximately 150 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In July 2023, we redeemed $1.4 billion of aggregate principal amount outstanding of our 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”) using contributions received from CQP and cash on hand.
•In June 2023, we entered into a $1.0 billion Senior Secured Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”). The Revolving Credit Facility refinanced and replaced our existing credit facility to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facility.
•In February 2023, S&P Global Ratings upgraded our issuer credit rating from BBB to BBB+ with a stable outlook.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$1,415	$2,959	$(1,544)	$3,521	$5,447	$(1,926)
LNG revenues—affiliate	469	1,135	(666)	1,230	1,892	(662)
LNG revenues—related party	—	4	(4)	—	4	(4)
Total revenues	1,884	4,098	(2,214)	4,751	7,343	(2,592)

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	603	3,144	(2,541)	916	5,705	(4,789)
Cost of sales—affiliate	12	72	(60)	45	90	(45)
Cost of sales—related party	—	1	(1)	—	1	(1)
Operating and maintenance expense	233	162	71	409	310	99
Operating and maintenance expense—affiliate	120	118	2	244	235	9
Operating and maintenance expense—related party	14	15	(1)	30	27	3
General and administrative expense (recovery)	1	(3)	4	2	(2)	4
General and administrative expense—affiliate	15	17	(2)	31	34	(3)
Depreciation and amortization expense	139	134	5	277	264	13
Other	2	—	2	2	—	2
Total operating costs and expenses	1,139	3,660	(2,521)	1,956	6,664	(4,708)

Income from operations	745	438	307	2,795	679	2,116

Other income (expense)
Interest expense, net of capitalized interest	(160)	(170)	10	(321)	(326)	5
Loss on modification or extinguishment of debt	(2)	—	(2)	(2)	—	(2)
Other income, net	4	—	4	8	—	8
Total other expense	(158)	(170)	12	(315)	(326)	11

Net income	$587	$268	$319	$2,480	$353	$2,127

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	353	375	(22)	756	747	9

Net income

The increases of $319 million and $2.1 billion for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were attributable to the favorable variances of $536 million and $2.3 billion from changes in fair value and settlements of derivatives in the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. During the three and six months ended June 30, 2023, we recognized gains of $187 million and $1.2 billion, respectively, due to non-cash favorable changes in fair value of the IPM agreement with Tourmaline Oil Marketing Corp. (“Tourmaline IPM agreement”) as a result of continued moderation of international gas price volatility and declines in international forward commodity curves, as compared to losses of $431 million and $862 million in the three and six months ended June 30, 2022, respectively, following the assignment to us from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”) in March 2022. The 2022 losses following the assignment were primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and unfavorable shifts in the international forward commodity curve. The increases were partially offset by decreased LNG revenues, net of cost of sales and excluding the effect of derivatives (as further described above), of $148 million and $78 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, the majority of which was attributable to lower margins on LNG delivered.
The following is an additional discussion of the significant variance drivers of the change in net income by line item:
Revenues

Substantially all of the $2.2 billion and $2.6 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 were attributable to $2.1 billion and $2.6 billion decreases, respectively, from lower pricing per MMBtu as a result of decreased Henry Hub pricing.

Operating costs and expenses

The $2.5 billion and $4.7 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$500 million and $2.3 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 from changes in fair value of derivatives included in cost of sales, from losses of $270 million and $786 million in the three and six months ended June 30, 2022, respectively, to gains of $230 million and $1.5 billion in the three and six months ended June 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM agreement as discussed above under Net income; and
•$2.0 billion and $2.5 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, from decreased cost of natural gas feedstock, substantially all of which was due to lower U.S. natural gas prices.

The favorable variances were partially offset by increases in operating and maintenance expense of $71 million and $99 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. For the three months ended June 30, 2023, increases in operating and maintenance expense were primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during June 2023. Further contributing to the increase in operating and maintenance expense during the six months ended June 30, 2023 was other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2022, we realized offsets to LNG terminal costs of $148 million corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project.

We did not have any commissioning cargoes during the three months ended June 30, 2022 or the three and six months ended June 30, 2023.

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

June 30, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$241
Revolving Credit Facility (1)	671
Total available liquidity	$912

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of June 30, 2023. See Note 8—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to June 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$1,382	$1,364
Net cash used in investing activities	(131)	(233)
Net cash used in financing activities	(1,102)	(1,151)
Net increase (decrease) in restricted cash and cash equivalents	$149	$(20)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2023 and 2022 were $1,382 million and $1,364 million, respectively. The $18 million increase between the periods was primarily related to lower cash receipts from the sale of LNG cargoes which was partially offset by decreased cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Cash outflows for property, plant and equipment during the six months ended June 30, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the six months ended June 30, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the construction of the third marine berth at the Liquefaction Project, which achieved substantial completion on October 27, 2022 and which we immediately conveyed to SPLNG.

Financing Cash Flows

During the six months ended June 30, 2023 and 2022, we made distributions to CQP of $897 million and $1.2 billion, respectively. During the six months ended June 30, 2023, we repurchased $200 million of the 2024 Senior Notes in the open market. We paid $1 million of debt extinguishment costs related to premiums associated with this redemption. Additionally, during the six months ended June 30, 2023, we paid $4 million of debt issuance and other financing costs related to the refinancing and replacement our previous credit facility with the Revolving Credit Facility. We did not have any debt activity during the six months ended June 30, 2022.
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

	June 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,241)	$420	$(3,741)	$565

See Note 6—Derivative Instruments of our Notes to Financial Statements for additional details about our derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, except for the update presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Senior Revolving Credit and Guaranty Agreement, among the Company, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.2
Fourth Amended and Restated Common Terms Agreement, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.3*	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between the Company and BG Gulf Coast LNG, LLC, as amended
10.4*	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between the Company and GAIL (India) Limited, as amended
10.5*	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between the Company and Korea Gas Corporation, as amended
10.6*
Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between the Company and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended

10.7*
Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between the Company and Cheniere Marketing International LLP, dated August 5, 2014, as amended

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 2, 2023	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 2, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)