Form 10-Q
period 2023-09-30
Sabine Pass Liquefaction, LLC
filed 2023-11-02
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Affiliate Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and its subsidiaries
CQP	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$1,564	$3,130	$5,085	$8,577
LNG revenues—affiliate	515	1,376	1,745	3,268
LNG revenues—related party	—	—	—	4
Total revenues	2,079	4,506	6,830	11,849

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	681	4,739	1,597	10,444
Cost of sales—affiliate	14	111	59	201
Cost of sales—related party	—	—	—	1
Operating and maintenance expense	181	164	590	474
Operating and maintenance expense—affiliate	118	120	362	355
Operating and maintenance expense—related party	14	18	44	45
General and administrative expense (recovery)	1	1	3	(1)
General and administrative expense—affiliate	15	16	46	50
Depreciation and amortization expense	138	137	415	401
Other	2	—	4	—
Total operating costs and expenses	1,164	5,306	3,120	11,970

Income (loss) from operations	915	(800)	3,710	(121)

Other income (expense)
Interest expense, net of capitalized interest	(138)	(169)	(459)	(495)
Loss on modification or extinguishment of debt	(4)	—	(6)	—
Other income, net	3	3	11	3
Total other expense	(139)	(166)	(454)	(492)

Net income (loss)	$776	$(966)	$3,256	$(613)

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$35	$92
Trade and other receivables, net of current expected credit losses	283	622
Trade receivables—affiliate	167	553
Advances to affiliate	122	151
Inventory	111	143
Current derivative assets	34	24
Margin deposits	—	35
Other current assets, net	45	33
Other current assets—affiliate	22	21
Total current assets	819	1,674

Property, plant and equipment, net of accumulated depreciation	13,446	13,805
Debt issuance costs, net of accumulated amortization	9	5
Derivative assets	111	28
Other non-current assets, net	162	160
Total assets	$14,547	$15,672

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$43	$28
Accrued liabilities	533	1,314
Accrued liabilities—related party	5	6
Current debt, net of discount and debt issuance costs	349	—
Due to affiliates	49	80
Deferred revenue	140	132
Current derivative liabilities	294	769
Other current liabilities	2	—
Total current liabilities	1,415	2,329

Long-term debt, net of discount and debt issuance costs	10,059	12,040
Derivative liabilities	1,731	3,024
Other non-current liabilities	59	7
Other non-current liabilities—affiliate	21	20

Member’s equity (deficit)	1,262	(1,748)
Total liabilities and member’s equity (deficit)	$14,547	$15,672

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	$(1,748)	$(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	(477)	(477)
Non-cash contributions related to extinguishment of debt	1	1
Distributions	(275)	(275)
Net income	587	587
Balance at June 30, 2023	(164)	(164)
Contributions (excluding items shown separately below)	1,190	1,190
Non-cash contributions related to extinguishment of debt	1	1
Non-cash distributions to affiliates	(4)	(4)
Distributions	(537)	(537)
Net income	776	776
Balance at September 30, 2023	$1,262	$1,262

Three and Nine Months Ended September 30, 2022
	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,621	$1,621
Novated IPM agreement (see Note 12)	(2,712)	(2,712)
Distributions	(563)	(563)
Net income	85	85
Balance at March 31, 2022	(1,569)	(1,569)
Distributions	(588)	(588)
Net income	268	268
Balance at June 30, 2022	(1,889)	(1,889)
Distributions	(549)	(549)
Net loss	(966)	(966)
Balance at September 30, 2022	$(3,404)	$(3,404)
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,256	$(613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	415	401
Amortization of debt issuance costs, premium and discount	16	18
Loss on modification or extinguishment of debt	6	—
Total losses (gains) on derivative instruments, net	(1,867)	2,447
Net cash provided by (used for) settlement of derivative instruments	6	(54)
Other	1	6
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	339	(292)
Trade receivables—affiliate	386	(235)
Advances to affiliate	25	1
Inventory	32	(67)
Margin deposits	35	(52)
Accounts payable and accrued liabilities	(698)	575
Accrued liabilities—related party	(2)	5
Due to affiliates	(28)	(1)
Total deferred revenue	60	8
Other, net	(10)	(8)
Other, net—affiliate	(1)	3
Net cash provided by operating activities	1,971	2,142

Cash flows from investing activities
Property, plant and equipment, net	(123)	(345)
Other	(6)	—
Net cash used in investing activities	(129)	(345)

Cash flows from financing activities
Redemptions and repayments of debt	(1,650)	—
Debt issuance and other financing costs	(4)	—
Debt extinguishment costs	(1)	—
Contributions	1,190	—
Distributions	(1,434)	(1,700)
Net cash used in financing activities	(1,899)	(1,700)

Net increase (decrease) in restricted cash and cash equivalents	(57)	97
Restricted cash and cash equivalents—beginning of period	92	98
Restricted cash and cash equivalents—end of period	$35	$195

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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, we and another subsidiary of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project with a potential production capacity of up to 20 mtpa of LNG. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2023 and 2022.

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements as a result of the market transition from LIBOR to alternative reference rates. The temporary optional expedients under the standard became effective March 12, 2020 and will be available until December 31, 2024 following a subsequent amendment to the standard.

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

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

As of September 30, 2023 and December 31, 2022, we had $35 million and $92 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Trade receivables	$275	$603
Other receivables	8	19
Total trade and other receivables, net of current expected credit losses	$283	$622

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Materials	$86	$87
LNG	8	26
Natural gas	16	28
Other	1	2
Total inventory	$111	$143

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
LNG terminal
Terminal	$16,277	$16,240
Construction-in-process	128	114
Accumulated depreciation	(2,963)	(2,553)
Total LNG terminal, net of accumulated depreciation	13,442	13,801
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(16)	(15)
Total fixed assets, net of accumulated depreciation	4	4
Property, plant and equipment, net of accumulated depreciation	$13,446	$13,805

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$137	$136	$411	$397
Offsets to LNG terminal costs (1)	—	—	—	148

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.
NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the operation of the Liquefaction Project and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$13	$(1)	$(1,892)	$(1,880)	$(12)	$(10)	$(3,719)	$(3,741)

We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

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

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of September 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,892)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.543) - $0.510 / $0.040
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	103% - 422% / 213%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,255)	$(3,456)	$(3,719)	$38
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	294	(1,545)	1,275	(155)
Included in cost of sales, new deals (3)	8	—	23	—
Purchases and settlements:
Purchases (4)	—	3	—	(4,896)
Settlements (5)	59	(24)	522	(11)
Transfers out of level 3 (6)	2	(2)	7	—
Balance, end of period	$(1,892)	$(5,024)	$(1,892)	$(5,024)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$302	$(1,545)	$1,298	$(155)

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
(unaudited)
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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  The firm terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 5,642 TBtu and 5,972 TBtu as of September 30, 2023 and December 31, 2022, respectively, excluding notional amounts associated with extension options that were uncertain to be taken as of September 30, 2023.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	$—	$(3)	$—	$1
Cost of sales	365	(1,625)	1,867	(2,448)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	September 30, 2023	December 31, 2022
Current derivative assets	$34	$24
Derivative assets	111	28
Total derivative assets	145	52

Current derivative liabilities	(294)	(769)
Derivative liabilities	(1,731)	(3,024)
Total derivative liabilities	(2,025)	(3,793)

Derivative liability, net	$(1,880)	$(3,741)

(1)Does not include collateral posted by counterparties to us of $1 million as of September 30, 2023, which is included in other current liabilities on our Balance Sheets, and collateral posted with counterparties by us of $35 million as of December 31, 2022, which is included in margin deposits on our Balance Sheets.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2023	December 31, 2022
Gross assets	$172	$57
Offsetting amounts	(27)	(5)
Net assets	$145	$52

Gross liabilities	$(2,029)	$(3,814)
Offsetting amounts	4	21
Net liabilities	$(2,025)	$(3,793)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Natural gas purchases	$372	$1,017
Interest costs and related debt fees	83	165
Liquefaction Project costs	73	125
Other accrued liabilities	5	7
Total accrued liabilities	$533	$1,314

NOTE 8—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Senior Secured Notes:
5.75% due 2024 (the “2024 Senior Notes”)	$350	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total Senior Secured Notes	10,482	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	10,482	12,132

Current debt, net of discount and debt issuance costs	(349)	—
Long-term portion of unamortized discount and debt issuance costs, net	(74)	(92)
Total long-term debt, net of discount and debt issuance costs	$10,059	$12,040

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of September 30, 2023 (in millions):

Revolving Credit Facility (1)
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	284
Available commitment	$716

Priority ranking	Senior secured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (2)	0.075% - 0.30%
Maturity date	June 23, 2028

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

As of September 30, 2023, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest cost	$140	$177	$463	$532
Capitalized interest	(2)	(8)	(4)	(37)
Total interest expense, net of capitalized interest	$138	$169	$459	$495

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$10,482	$9,997	$12,132	$11,793

(1)As of both September 30, 2023 and December 31, 2022, $1.2 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The estimated fair value of our Working Capital Facility and our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$1,564	$3,133	$5,085	$8,576
LNG revenues—affiliate	515	1,376	1,745	3,268
LNG revenues—related party	—	—	—	4
Total revenues from contracts with customers	2,079	4,509	6,830	11,848
Net derivative gain (loss) (1)	—	(3)	—	1
Total revenues	$2,079	$4,506	$6,830	$11,849

(1)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Nine Months Ended September 30, 2023
Deferred revenue, beginning of period	$132
Cash received but not yet recognized in revenue	192
Revenue recognized from prior period deferral	(132)
Deferred revenue, end of period	$192

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2023
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
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$48.4	8	$50.8	8
LNG revenues—affiliate	1.5	2	2.0	2
Total revenues	$49.9		$52.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that contractually are subject to additional liquefaction capacity beyond what is currently in construction or operation. The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	53%	78%	55%	74%
LNG revenues—affiliate	64%	77%	68%	76%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$513	$1,328	$1,742	$3,173
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	2	48	3	95
Total LNG revenues—affiliate	515	1,376	1,745	3,268

LNG revenues—related party
Natural Gas Transportation and Storage Agreements (1)	—	—	—	4

Cost of sales—affiliate
Cargo loading fees under TUA	12	12	37	37
Contracts for Sale and Purchase of Natural Gas and LNG	2	99	22	164
Total cost of sales—affiliate	14	111	59	201

Cost of sales—related party
Natural Gas Transportation and Storage Agreements (1)	—	—	—	1

Operating and maintenance expense—affiliate
TUA	69	67	206	200
Natural Gas Transportation Agreement	20	20	61	60
Services Agreements (see Note 1)	29	33	94	94
LNG Site Sublease Agreement	—	—	1	1
Total operating and maintenance expense—affiliate	118	120	362	355

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	14	18	44	45

General and administrative expense—affiliate
Services Agreements (see Note 1)	15	16	46	50

(1)This related party is partially owned by Brookfield Asset Management, Inc., who indirectly owns a portion of CQP’s limited partner interests.

Other Agreements

Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We conveyed $4 million of assets to SPLNG under this agreement during each of the three and nine months ended September 30, 2023, and expect to convey an additional $4 million in the fourth quarter of 2023. We did not convey any assets to SPLNG under this agreement during the three and nine months ended September 30, 2022.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	18%	21%	24%	25%	20%	28%
Customer B	19%	18%	16%	17%	15%	18%
Customer C	18%	17%	17%	18%	22%	*
Customer D	16%	19%	15%	17%	11%	18%
Customer E	*	12%	*	*	*	13%
Customer F	*	*	*	*	15%	*

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$524	$456
Non-cash investing and financing activities:
Non-cash distributions to affiliates for conveyance of property, plant, and equipment	4	—
Non-cash contributions related to extinguishment of debt	2	—
Unpaid purchases of property, plant and equipment, net	19	143

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 14 years of weighted average remaining life as of September 30, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In May 2023, we and another subsidiary of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the Liquefaction Project with a potential production capacity of up to 20 mtpa of LNG (the “Expansion Project”). This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive final investment decision.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Operational

•As of October 26, 2023, approximately 2,270 cumulative LNG cargoes totaling approximately 155 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•We completed the following debt transactions:
◦In September 2023, we redeemed $50 million of our 5.75% Senior Secured Notes due 2024 (the “2024 Senior Notes”).
◦In July 2023, we redeemed $1.4 billion of aggregate principal amount outstanding of our 2024 Senior Notes using contributions received from CQP and cash on hand.
◦In June 2023, we entered into a $1.0 billion Senior Secured Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”). The Revolving Credit Facility refinanced and replaced our existing credit facility to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facility.
•In August 2023, Fitch Ratings upgraded our senior secured debt and issuer credit ratings from BBB to BBB+ with a stable outlook.

•In February 2023, S&P Global Ratings upgraded our issuer credit rating from BBB to BBB+ with a stable outlook.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$1,564	$3,130	$(1,566)	$5,085	$8,577	$(3,492)
LNG revenues—affiliate	515	1,376	(861)	1,745	3,268	(1,523)
LNG revenues—related party	—	—	—	—	4	(4)
Total revenues	2,079	4,506	(2,427)	6,830	11,849	(5,019)

Operating costs and expenses (recoveries)
Cost of sales (excluding items shown separately below)	681	4,739	(4,058)	1,597	10,444	(8,847)
Cost of sales—affiliate	14	111	(97)	59	201	(142)
Cost of sales—related party	—	—	—	—	1	(1)
Operating and maintenance expense	181	164	17	590	474	116
Operating and maintenance expense—affiliate	118	120	(2)	362	355	7
Operating and maintenance expense—related party	14	18	(4)	44	45	(1)
General and administrative expense (recovery)	1	1	—	3	(1)	4
General and administrative expense—affiliate	15	16	(1)	46	50	(4)
Depreciation and amortization expense	138	137	1	415	401	14
Other	2	—	2	4	—	4
Total operating costs and expenses	1,164	5,306	(4,142)	3,120	11,970	(8,850)

Income (loss) from operations	915	(800)	1,715	3,710	(121)	3,831

Other income (expense)
Interest expense, net of capitalized interest	(138)	(169)	31	(459)	(495)	36
Loss on modification or extinguishment of debt	(4)	—	(4)	(6)	—	(6)
Other income, net	3	3	—	11	3	8
Total other expense	(139)	(166)	27	(454)	(492)	38

Net income (loss)	$776	$(966)	$1,742	$3,256	$(613)	$3,869

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	362	363	(1)	1,118	1,110	8

Net income (loss)

The increases of $1.7 billion and $3.9 billion for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to the favorable variances of $2.0 billion and $4.3 billion, respectively, from changes in fair value and settlements of derivatives. During the three and nine months ended September 30, 2023, we recognized gains of $217 million and $1.5 billion, respectively, due to non-cash favorable changes in fair value of the IPM agreement with Tourmaline Oil Marketing Corp. (the “Tourmaline IPM Agreement”) as a result of lower volatility in international gas prices compared to the same periods of 2022 and declines in international forward commodity curves, as compared to losses of $1.3 billion and $2.2 billion in the three and nine months ended September 30, 2022, respectively, following the assignment of the Tourmaline IPM Agreement to us from Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”) in March 2022. The 2022 losses following the assignment were primarily attributed to our lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of our own nonperformance and shifts in the international forward commodity curve. The increases were partially offset by a reduction in LNG revenues, net of cost of sales and excluding the effect of derivatives (as further described above), of $265 million and $343 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, the majority of which was attributable to lower margins on LNG delivered.
The following is additional discussion of the significant drivers of the variance in net income (loss) by line item:
Revenues

The $2.4 billion and $5.0 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 were attributable to lower pricing per MMBtu as a result of decreased Henry Hub pricing.

Operating costs and expenses

The $4.1 billion and $8.9 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 were attributable to:
•$2.0 billion and $4.3 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlements of derivatives included in cost of sales, from losses of $1.6 billion and $2.4 billion in the three and nine months ended September 30, 2022, respectively, to gains of $365 million and $1.9 billion in the three and nine months ended September 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM Agreement as discussed above under Net income (loss); and
•$2.2 billion and $4.7 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, in cost of sales excluding the effect of derivative changes described above, primarily as a result of $2.2 billion and $4.6 billion decreases, respectively, in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

The favorable variances were partially offset by increases in third party operating and maintenance expense of $17 million and $116 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. For the nine months ended September 30, 2023, increases in third party operating and maintenance expense were primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during June 2023. Further contributing to the increase in third party operating and maintenance expense during the three and nine months ended September 30, 2023 was other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022, we realized offsets to LNG terminal costs of $148 million corresponding to 13 TBtu attributable to the sale of commissioning cargoes from Train 6 of the Liquefaction Project. We did not have any commissioning cargoes during the three months ended September 30, 2022 or the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facility. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$35
Revolving Credit Facility (1)	716
Total available liquidity	$751

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of September 30, 2023. See Note 8—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to September 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,971	$2,142
Net cash used in investing activities	(129)	(345)
Net cash used in financing activities	(1,899)	(1,700)
Net increase (decrease) in restricted cash and cash equivalents	$(57)	$97

Operating Cash Flows

The $171 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased Henry Hub pricing, which was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Cash outflows for property, plant and equipment during the nine months ended September 30, 2023 were primarily related to optimization and other site improvement projects. Cash outflows for property, plant and equipment during the nine months ended September 30, 2022 were primarily related to the construction costs for Train 6 of the Liquefaction Project, which achieved substantial completion on February 4, 2022, and the construction of the third marine berth at the Liquefaction Project, which achieved substantial completion on October 27, 2022 and which we immediately conveyed to SPLNG.
Financing Cash Flows

During the nine months ended September 30, 2023 and 2022, we made distributions to CQP of $1.4 billion and $1.7 billion, respectively. During the nine months ended September 30, 2023, we received $1.2 billion of contributions from CQP, which were used with cash on hand to redeem $1.4 billion of the 2024 Senior Notes. Additionally, during the nine months ended September 30, 2023, we purchased $200 million of the 2024 SPL Senior Notes in the open market and redeemed an additional $50 million of the 2024 Senior Notes, which leaves only $350 million to be repaid for debt maturing in 2024. We did not have any debt activity during the nine months ended September 30, 2022.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the operation of the Liquefaction Project (the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,880)	$392	$(3,741)	$565

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
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00076 Supplemental FERC Condition 80 Requirements, dated May 5, 2023, (ii) the Change Order CO-00077 Louisiana Sales and Use Tax Provisional Sum Closure, dated June 16, 2023, (iii) the Change Order CO-00078 Natural Gas Pipeline (NGPL) Security Coordination Provisional Sum Closure, dated June 22, 2023, (iv) the Change Order CO-00079 Insurance Provisional Sum Closure, dated July 27, 2023 and (v) the Change Order Co-00080 Borrowed Items, dated September 6, 2023

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

SABINE PASS LIQUEFACTION, LLC

Date:	November 1, 2023	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 1, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)