Form 10-Q
period 2024-03-31
Sabine Pass Liquefaction, LLC
filed 2024-05-03
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Note: The registrant is a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreement	integrated production marketing agreement in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Affiliate Entity Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and its subsidiaries
CQP	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
CTPL	Cheniere Creole Trail Pipeline, L.P.
SPLNG	Sabine Pass LNG, L.P.

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
LNG revenues	$1,720	$2,106
LNG revenues—affiliate	524	761
Total revenues	2,244	2,867

Operating costs and expenses
Cost of sales (excluding items shown separately below)	964	313
Cost of sales—affiliate	17	33
Operating and maintenance expense	173	176
Operating and maintenance expense—affiliate	123	124
Operating and maintenance expense—related party	13	16
General and administrative expense	1	1
General and administrative expense—affiliate	15	16
Depreciation and amortization expense	139	138
Other	1	—
Total operating costs and expenses	1,446	817

Income from operations	798	2,050

Other income (expense)
Interest expense, net of capitalized interest	(136)	(161)
Other income, net	3	4
Total other expense	(133)	(157)

Net income	$665	$1,893

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$59	$56
Trade and other receivables, net of current expected credit losses	234	368
Trade receivables—affiliate	157	277
Advances to affiliate	104	75
Inventory	114	122
Current derivative assets	37	30
Other current assets, net	19	27
Other current assets—affiliate	22	22
Total current assets	746	977

Property, plant and equipment, net of accumulated depreciation	13,191	13,322
Derivative assets	59	40
Other non-current assets, net	173	175
Total assets	$14,169	$14,514

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$28	$63
Accrued liabilities	397	686
Accrued liabilities—related party	5	5
Current debt, net of unamortized debt issuance costs	2,145	300
Due to affiliates	37	64
Deferred revenue	73	101
Current derivative liabilities	144	196
Other current liabilities	—	5
Total current liabilities	2,829	1,420

Long-term debt, net of unamortized discount and debt issuance costs	8,073	10,063
Derivative liabilities	1,566	1,531
Other non-current liabilities	92	82
Other non-current liabilities—affiliate	20	21

Member’s equity	1,589	1,397
Total liabilities and member’s equity	$14,169	$14,514

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions (excluding the item shown separately below)	(470)	(470)
Non-cash distributions to affiliates for conveyance of property, plant and equipment (see Note 10)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	$1,589	$1,589

Three Months Ended March 31, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	$(1,748)	$(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	$(477)	$(477)
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$665	$1,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	139	138
Amortization of discount and debt issuance costs	5	6
Total gains on derivative instruments, net	(55)	(1,260)
Net cash provided by (used for) settlement of derivative instruments	12	(11)
Changes in operating assets and liabilities:
Trade and other receivables	134	357
Trade receivables—affiliate	120	290
Advances to affiliate	(29)	18
Inventory	8	11
Accounts payable and accrued liabilities	(320)	(615)
Accrued liabilities—related party	—	(2)
Due to affiliates	(26)	(40)
Total deferred revenue	(20)	(60)
Other, net	5	53
Other, net—affiliate	—	(1)
Net cash provided by operating activities	638	777

Cash flows from investing activities
Property, plant and equipment, net	(15)	(82)
Other	—	(5)
Net cash used in investing activities	(15)	(87)

Cash flows from financing activities
Repayments of debt	(150)	—
Distributions	(470)	(622)
Net cash used in financing activities	(620)	(622)

Net increase in restricted cash and cash equivalents	3	68
Restricted cash and cash equivalents—beginning of period	56	92
Restricted cash and cash equivalents—end of period	$59	$160

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

7
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

Another subsidiary of CQP is pursuing an expansion project to provide additional liquefaction capacity at the Sabine Pass LNG Terminal, and it has commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2024 and 2023.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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
Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

As of March 31, 2024 and December 31, 2023, we had $59 million and $56 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is contractually or legally restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Trade receivables	$232	$361
Other receivables	2	7
Total trade and other receivables, net of current expected credit losses	$234	$368

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Materials	$91	$89
LNG	6	11
Natural gas	16	22
Other	1	—
Total inventory	$114	$122

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
LNG terminal
Terminal	$16,318	$16,309
Construction-in-process	108	110
Accumulated depreciation	(3,238)	(3,100)
Total LNG terminal, net of accumulated depreciation	13,188	13,319
Fixed assets
Fixed assets	19	19
Accumulated depreciation	(16)	(16)
Total fixed assets, net of accumulated depreciation	3	3
Property, plant and equipment, net of accumulated depreciation	$13,191	$13,322

Depreciation expense was $138 million and $137 million during the three months ended March 31, 2024 and 2023, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$18	$3	$(1,635)	$(1,614)	$18	$1	$(1,676)	$(1,657)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies.

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,635)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.470) - $0.445 / $0.025
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	131% - 502% / 220%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(1,676)	$(3,719)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(2)	1,049
Included in cost of sales, new deals (3)	9	3
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	34	165
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,635)	$(2,502)
Favorable changes in fair value relating to instruments still held at the end of the period	$7	$1,052

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All existing counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  As of March 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 14 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,432 TBtu and 5,478 TBtu as of March 31, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of March 31, 2024.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended March 31,
	2024	2023
Cost of sales	55	1,260

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	March 31, 2024	December 31, 2023
Current derivative assets	$37	$30
Derivative assets	59	40
Total derivative assets	96	70

Current derivative liabilities	(144)	(196)
Derivative liabilities	(1,566)	(1,531)
Total derivative liabilities	(1,710)	(1,727)

Derivative liability, net	$(1,614)	$(1,657)

(1)Does not include collateral posted with counterparties by us of $1 million and zero as of March 31, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Balance Sheets, and does not include collateral posted by counterparties to us of zero and $4 million as of March 31, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2024	December 31, 2023
Gross assets	$130	$88
Offsetting amounts	(34)	(18)
Net assets	$96	$70

Gross liabilities	$(1,713)	$(1,746)
Offsetting amounts	3	19
Net liabilities	$(1,710)	$(1,727)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Natural gas purchases	$263	$464
Interest costs and related debt fees	78	159
Liquefaction Project costs	50	58
Other accrued liabilities	6	5
Total accrued liabilities	$397	$686

NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Senior Secured Notes:
5.750% due 2024	$150	$300
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total Senior Secured Notes	10,282	10,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	10,282	10,432

Current debt, net of unamortized debt issuance costs	(2,145)	(300)
Unamortized discount and debt issuance costs	(64)	(69)
Total long-term debt, net of unamortized discount and debt issuance costs	$8,073	$10,063

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of March 31, 2024 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	272
Available commitment	$728

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Maturity date	June 23, 2028

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

As of March 31, 2024, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Total interest cost	$137	$163
Capitalized interest	(1)	(2)
Total interest expense, net of capitalized interest	$136	$161

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$10,282	$10,097	$10,432	$10,375

(1)As of both March 31, 2024 and December 31, 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of March 31, 2024 approximated the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers
LNG revenues	$1,720	$2,106
LNG revenues—affiliate	524	761
Total revenues from contracts with customers	$2,244	$2,867

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$1	$1

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue, beginning of period	$178
Cash received but not yet recognized in revenue	157
Revenue recognized from prior period deferral	(178)
Deferred revenue, end of period	$157

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	6
Revenue recognized from prior period deferral	(5)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$46.7	8	$47.6	8
LNG revenues—affiliate	1.1	2	1.4	2
Total revenues	$47.8		$49.0

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions are considered probable of being met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs as well as variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2024	2023
LNG revenues	50%	61%
LNG revenues—affiliate	63%	73%

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$524	$761

Cost of sales—affiliate
Cheniere Marketing Agreements	4	—
Cargo loading fees under TUA	14	14
Contracts for Sale and Purchase of Natural Gas and LNG	(1)	19
Total cost of sales—affiliate	17	33

Operating and maintenance expense—affiliate
TUA	69	68
Natural Gas Transportation Agreement	20	21
Services Agreements (see Note 1)	34	35
Total operating and maintenance expense—affiliate	123	124

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	13	16

General and administrative expense—affiliate
Services Agreements (see Note 1)	15	16

(1)This related party is partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests.
We had $37 million and $64 million due to affiliates as of March 31, 2024 and December 31, 2023, respectively, under the agreements with affiliates referenced in the above table.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 9—Revenues.
See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $3 million and zero in assets to SPLNG during the three months ended March 31, 2024 and 2023, respectively.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	25%	28%	24%	22%
Customer B	15%	17%	16%	16%
Customer C	15%	15%	29%	12%
Customer D	13%	15%	*	15%
Customer E	*	*	—%	12%
Customer F	*	—%	13%	—%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$211	$202
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	11	39

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
•statements relating to our goals, commitments and strategies in relation to environmental matters;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and
•any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, we have contracted approximately 85% of the total anticipated production from the Liquefaction Project with approximately 14 years of weighted average remaining life as of March 31, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing an expansion adjacent to the Liquefaction Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the Natural Gas Act (the “NGA”) for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of the Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.
Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:
Strategic

•In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking.

Operational

•As of April 25, 2024, over 2,490 cumulative LNG cargoes totaling over 170 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In March 2024, we prepaid $150 million of outstanding aggregate principal amount of our 5.750% Senior Secured Notes due 2024 (the “2024 Senior Notes”).

Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Revenues
LNG revenues	$1,720	$2,106	$(386)
LNG revenues—affiliate	524	761	(237)
Total revenues	2,244	2,867	(623)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	964	313	651
Cost of sales—affiliate	17	33	(16)
Operating and maintenance expense	173	176	(3)
Operating and maintenance expense—affiliate	123	124	(1)
Operating and maintenance expense—related party	13	16	(3)
General and administrative expense	1	1	—
General and administrative expense—affiliate	15	16	(1)
Depreciation and amortization expense	139	138	1
Other	1	—	1
Total operating costs and expenses	1,446	817	629

Income from operations	798	2,050	(1,252)

Other income (expense)
Interest expense, net of capitalized interest	(136)	(161)	25
Other income, net	3	4	(1)
Total other expense	(133)	(157)	24

Net income	$665	$1,893	$(1,228)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2024	2023	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	417	403	14

Net income

Substantially all of the unfavorable variance of $1.2 billion in net income for the three months ended March 31, 2024 as compared to the same period of 2023 was attributable to unfavorable changes in fair value and settlements of derivatives between the periods. The derivative variance was substantially all due to significant decrease in gains attributable to our IPM agreement with Tourmaline Oil Marketing Corp, which changed from a gain of $1.0 billion in the three months ended March 31, 2023 to a gain of $6 million in the three months ended March 31, 2024, due to moderation of changes in volatility in international gas prices during the current period relative to the same period of 2023. Excluding the aforementioned changes in fair value and settlements of derivatives, LNG revenues, net of cost of sales was relatively consistent between the comparable periods.
The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues
We had a $623 million decrease in revenues between the three months ended March 31, 2024 as compared to the same period of 2023, which was primarily attributable to a $731 million decrease from lower pricing per MMBtu as a result of decreased Henry Hub pricing, partially offset by a $104 million increase from higher production volume largely due to reduced operating and maintenance activities compared to the same period of 2023 and colder weather.

Operating costs and expenses

The $629 million increase between the three months ended March 31, 2024 and 2023 was attributable to a $1.2 billion unfavorable variance from changes in fair value and settlements of derivatives included in cost of sales, from a $1.3 billion gain in the three months ended March 31, 2023 to a $55 million gain in the three months ended March 31, 2024, primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gain in fair value of our commodity derivatives indexed to such prices during the three months ended March 31, 2024, specifically associated with the Tourmaline IPM Agreement as discussed above under Net income. This increase was partially offset by a $570 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $515 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

March 31, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$59
Revolving Credit Facility (1)	728
Total available liquidity	$787

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of March 31, 2024. See Note 8—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$638	$777
Net cash used in investing activities	(15)	(87)
Net cash used in financing activities	(620)	(622)
Net increase in restricted cash and cash equivalents	$3	$68

Operating Cash Flows

The $139 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu primarily as a result of decreased Henry Hub pricing, which was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Cash outflows for property, plant and equipment during both the three months ended March 31, 2024 and 2023 were primarily related to optimization and other site improvement projects.
Financing Cash Flows

During the three months ended March 31, 2024 and 2023, we made distributions to CQP of $470 million and $622 million, respectively. Additionally, during the three months ended March 31, 2024, we prepaid the outstanding aggregate principal amount of $150 million of the 2024 Senior Notes with cash on hand. We did not have any debt activity during the three months ended March 31, 2023.
Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

	March 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,614)	$351	$(1,657)	$362

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between the Company and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00081 Subproject 6(a) Letter of Credit Reduction, dated August 30, 2023

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 2, 2024	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 2, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)