Form 10-Q
period 2024-06-30
Sabine Pass Liquefaction, LLC
filed 2024-08-08
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$1,454	$1,415	$3,174	$3,521
LNG revenues—affiliate	391	469	915	1,230
Total revenues	1,845	1,884	4,089	4,751

Operating costs and expenses
Cost of sales (excluding items shown separately below)	661	603	1,625	916
Cost of sales—affiliate	11	12	28	45
Operating and maintenance expense	176	233	349	409
Operating and maintenance expense—affiliate	121	120	244	244
Operating and maintenance expense—related party	16	14	29	30
General and administrative expense	2	1	3	2
General and administrative expense—affiliate	16	15	31	31
Depreciation and amortization expense	140	139	279	277
Other operating costs and expenses	—	2	1	2
Total operating costs and expenses	1,143	1,139	2,589	1,956

Income from operations	702	745	1,500	2,795

Other income (expense)
Interest expense, net of capitalized interest	(128)	(160)	(264)	(321)
Loss on modification or extinguishment of debt	(3)	(2)	(3)	(2)
Other income, net	3	4	6	8
Total other expense	(128)	(158)	(261)	(315)

Net income	$574	$587	$1,239	$2,480

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$68	$56
Trade and other receivables, net of current expected credit losses	282	368
Trade receivables—affiliate	141	277
Advances to affiliate	115	75
Inventory	123	122
Current derivative assets	18	30
Other current assets, net	77	27
Other current assets—affiliate	22	22
Total current assets	846	977

Property, plant and equipment, net of accumulated depreciation	13,075	13,322
Derivative assets	26	40
Other non-current assets, net	170	175
Total assets	$14,117	$14,514

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$43	$63
Accrued liabilities	535	686
Accrued liabilities—related party	4	5
Current debt, net of unamortized debt issuance costs	798	300
Due to affiliates	42	64
Deferred revenue	67	101
Current derivative liabilities	235	196
Other current liabilities	—	5
Total current liabilities	1,724	1,420

Long-term debt, net of unamortized discount and debt issuance costs	8,075	10,063
Derivative liabilities	1,319	1,531
Other non-current liabilities	100	82
Other non-current liabilities—affiliate	21	21
Total liabilities	11,239	13,117

Member’s equity	2,878	1,397
Total liabilities and member’s equity	$14,117	$14,514

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions (excluding the item shown separately below)	(470)	(470)
Non-cash distributions to affiliates for conveyance of property, plant and equipment (see Note 9)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	1,589	1,589
Distributions	(415)	(415)
Contributions	1,130	1,130
Net income	574	574
Balance at June 30, 2024	$2,878	$2,878

Three and Six Months Ended June 30, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	$(1,748)	$(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	(477)	(477)
Distributions	(275)	(275)
Contributions related to extinguishment of debt	1	1
Net income	587	587
Balance at June 30, 2023	$(164)	$(164)
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,239	$2,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	279	277
Amortization of discount and debt issuance costs	9	12
Loss on modification or extinguishment of debt	3	2
Total gains on derivative instruments, net	(164)	(1,502)
Net cash provided by settlement of derivative instruments	17	2
Other	—	2
Changes in operating assets and liabilities:
Trade and other receivables	86	449
Trade receivables—affiliate	136	419
Advances to affiliate	(40)	14
Inventory	(2)	31
Accounts payable and accrued liabilities	(174)	(756)
Accrued liabilities—related party	—	(2)
Due to affiliates	(21)	(34)
Total deferred revenue	(17)	(20)
Other, net	(52)	9
Other, net—affiliate	(1)	(1)
Net cash provided by operating activities	1,298	1,382

Cash flows from investing activities
Property, plant and equipment, net	(31)	(125)
Other	—	(6)
Net cash used in investing activities	(31)	(131)

Cash flows from financing activities
Proceeds from issuances of debt	30	—
Repayments of debt	(1,530)	(200)
Debt issuance and other financing costs	—	(4)
Debt extinguishment costs	—	(1)
Contributions	1,130	—
Distributions	(885)	(897)
Net cash used in financing activities	(1,255)	(1,102)

Net increase in restricted cash and cash equivalents	12	149
Restricted cash and cash equivalents—beginning of period	56	92
Restricted cash and cash equivalents—end of period	$68	$241

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2024 and 2023.

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

Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Trade receivables	$274	$361
Other receivables	8	7
Total trade and other receivables, net of current expected credit losses	$282	$368

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Materials	$93	$89
Natural gas	19	22
LNG	11	11
Total inventory	$123	$122

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
LNG terminal
Terminal	$16,348	$16,309
Construction-in-process	99	110
Accumulated depreciation	(3,376)	(3,100)
Total LNG terminal, net of accumulated depreciation	13,071	13,319
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(16)	(16)
Total fixed assets, net of accumulated depreciation	4	3
Property, plant and equipment, net of accumulated depreciation	$13,075	$13,322

Depreciation expense was $138 million and $137 million during the three months ended June 30, 2024 and 2023, respectively, and $276 million and $274 million during the six months ended June 30, 2024 and 2023, respectively.

NOTE 5—DERIVATIVE INSTRUMENTS

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(11)	$(4)	$(1,495)	$(1,510)	$18	$1	$(1,676)	$(1,657)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,495)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.648) - $0.415 / $0.007
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	111% - 394% / 215%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$(1,635)	$(2,502)	$(1,676)	$(3,719)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	106	173	98	1,116
Included in cost of sales, new deals (3)	7	3	7	5
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	27	71	76	340
Transfers out of level 3 (6)	—	—	—	3
Balance, end of period	$(1,495)	$(2,255)	$(1,495)	$(2,255)
Favorable changes in fair value relating to instruments still held at the end of the period	$113	$176	$105	$1,121

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  As of June 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 14 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 5,286 TBtu and 5,478 TBtu as of June 30, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of June 30, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$109	$242	$164	$1,502

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Balance Sheets

All existing counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	June 30, 2024	December 31, 2023
Current derivative assets	$18	$30
Derivative assets	26	40
Total derivative assets	44	70

Current derivative liabilities	(235)	(196)
Derivative liabilities	(1,319)	(1,531)
Total derivative liabilities	(1,554)	(1,727)

Derivative liability, net	$(1,510)	$(1,657)

(1)Does not include collateral posted with counterparties by us of $27 million and zero as of June 30, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of June 30, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	June 30, 2024	December 31, 2023
Gross assets	$62	$88
Offsetting amounts	(18)	(18)
Net assets	$44	$70

Gross liabilities	$(1,601)	$(1,746)
Offsetting amounts	47	19
Net liabilities	$(1,554)	$(1,727)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Natural gas purchases	$335	$464
Interest costs and related debt fees	134	159
Liquefaction Project costs	57	58
Other accrued liabilities	9	5
Total accrued liabilities	$535	$686

NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Senior Secured Notes:
5.750% due 2024	$—	$300
5.625% due 2025	800	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total Senior Secured Notes	8,932	10,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	8,932	10,432

Current debt, net of unamortized debt issuance costs	(798)	(300)
Unamortized discount and debt issuance costs	(59)	(69)
Total long-term debt, net of unamortized discount and debt issuance costs	$8,075	$10,063

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of June 30, 2024 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	238
Available commitment	$762

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Maturity date	June 23, 2028

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

As of June 30, 2024, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest cost	$129	$161	$266	$324
Capitalized interest	(1)	(1)	(2)	(3)
Total interest expense, net of capitalized interest	$128	$160	$264	$321

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$8,932	$8,723	$10,432	$10,375

(1)As of both June 30, 2024 and December 31, 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of June 30, 2024 approximated the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues	$1,454	$1,415	$3,174	$3,521
LNG revenues—affiliate	391	469	915	1,230
Total revenues from contracts with customers	$1,845	$1,884	$4,089	$4,751

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Six Months Ended June 30, 2024
Deferred revenue, beginning of period	$178
Cash received but not yet recognized in revenue	84
Revenue recognized from prior period deferral	(102)
Deferred revenue, end of period	$160

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2024
Deferred revenue—affiliate, beginning of period	$5
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	—
Deferred revenue—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$45.9	7	$47.6	8
LNG revenues—affiliate	1.0	1	1.4	2
Total revenues	$46.9		$49.0

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

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LNG revenues	46%	49%	48%	57%
LNG revenues—affiliate	61%	66%	62%	70%

NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$391	$468	$915	$1,229
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	—	1	—	1
Total LNG revenues—affiliate	391	469	915	1,230

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	4	—
Cargo loading fees under TUA	11	11	25	25
Contracts for Sale and Purchase of Natural Gas and LNG	—	1	(1)	20
Total cost of sales—affiliate	11	12	28	45

Operating and maintenance expense—affiliate
TUA	69	69	138	137
Natural Gas Transportation Agreement	20	20	40	41
Services Agreements (see Note 1)	31	30	65	65
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	121	120	244	244

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	16	14	29	30

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	15	31	31

(1)This related party is partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.
See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $3 million in assets to SPLNG during the six months ended

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
June 30, 2024. We did not convey any assets to SPLNG under this agreement during the three months ended June 30, 2024 or the three and six months ended June 30, 2023.

NOTE 10—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	26%	24%	25%	27%	22%	22%
Customer B	12%	15%	14%	16%	*	16%
Customer C	16%	15%	16%	15%	15%	12%
Customer D	14%	14%	14%	15%	14%	15%
Customer E	*	10%	*	*	*	12%

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$279	$348
Non-cash investing and financing activities (1):
Unpaid purchases of property, plant and equipment, net	17	10

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project with approximately 14 years of weighted average remaining life as of June 30, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

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

Operational

•As of August 2, 2024, approximately 2,600 cumulative LNG cargoes totaling approximately 180 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In May 2024, CQP issued $1.2 billion aggregate principal amount of 5.750% Senior Notes due 2034 (the “2034 CQP Senior Notes”). The net proceeds from the 2034 CQP Senior Notes, together with cash on hand, were used in June 2024 to retire $1.2 billion outstanding aggregate principal amount of our 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”).
•In May 2024, Moody’s Ratings upgraded our issuer credit rating to Baa1 from Baa2 and revised our outlook to stable from positive.
•During the three and six months ended June 30, 2024, we repaid $150 million and $300 million, respectively, of outstanding aggregate principal amount of our 5.750% Senior Secured Notes due 2024 (the “2024 Senior Notes”).

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$1,454	$1,415	$39	$3,174	$3,521	$(347)
LNG revenues—affiliate	391	469	(78)	915	1,230	(315)
Total revenues	1,845	1,884	(39)	4,089	4,751	(662)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	661	603	58	1,625	916	709
Cost of sales—affiliate	11	12	(1)	28	45	(17)
Operating and maintenance expense	176	233	(57)	349	409	(60)
Operating and maintenance expense—affiliate	121	120	1	244	244	—
Operating and maintenance expense—related party	16	14	2	29	30	(1)
General and administrative expense	2	1	1	3	2	1
General and administrative expense—affiliate	16	15	1	31	31	—
Depreciation and amortization expense	140	139	1	279	277	2
Other operating costs and expenses	—	2	(2)	1	2	(1)
Total operating costs and expenses	1,143	1,139	4	2,589	1,956	633

Income from operations	702	745	(43)	1,500	2,795	(1,295)

Other income (expense)
Interest expense, net of capitalized interest	(128)	(160)	32	(264)	(321)	57
Loss on modification or extinguishment of debt	(3)	(2)	(1)	(3)	(2)	(1)
Other income, net	3	4	(1)	6	8	(2)
Total other expense	(128)	(158)	30	(261)	(315)	54

Net income	$574	$587	$(13)	$1,239	$2,480	$(1,241)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	372	353	19	789	756	33

Net income

Net income declined by $13 million between the three months ended June 30, 2024 and 2023, primarily as a result of decreased revenues, as further described in Revenues below, partially offset by decreased interest expense, net of capitalized interest due to decrease in total indebtedness. Substantially all of the decline in net income of $1.2 billion between the six months ended June 30, 2024 and 2023 was attributable to unfavorable changes in fair value and settlements of derivatives, principally attributable to our IPM agreement with Tourmaline Oil Marketing Corp, where the associated gains decreased from $1.2 billion during the six months ended June 30, 2023 to $205 million during the six months ended June 30, 2024, due to the impact on fair value of moderating changes in volatility in international gas prices during the current period relative to the same period of 2023. Excluding the aforementioned changes in fair value and settlements of derivatives, LNG revenues, net of cost of sales was relatively consistent between the comparable periods.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues
We had $39 million and $662 million decreases in revenues between the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023, which was primarily attributable to $118 million and $854 million decreases, respectively, from lower pricing per MMBtu as a result of decrease in revenues attributable to declining Henry Hub pricing, partially offset by $96 million and $206 million increases, respectively, from higher production volume largely due to reduced operating and maintenance activities compared to the same period of 2023 and cooler weather.

Operating costs and expenses

Operating costs and expenses remained relatively consistent between the three months ended June 30, 2024 and 2023. The $633 million increase between the six months ended June 30, 2024 and 2023 was primarily attributable to a $1.4 billion unfavorable variance from changes in fair value of derivatives included in cost of sales, from $1.5 billion in the six months ended June 30, 2023 to $147 million in the six months ended June 30, 2024, primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gains in fair value of our commodity derivatives indexed to such prices, specifically associated with the Tourmaline IPM Agreement as discussed above under Net income. This increase was partially offset by a $644 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $562 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.
Other income (expense)
The $30 million and $54 million favorable variances between the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023, were substantially all attributable to $32 million and $57 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to decrease in total indebtedness. Total debt decreased from $12.1 billion as of December 31, 2022 to $8.9 billion as of June 30, 2024 as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan.
Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives, as applicable, incorporates market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

June 30, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$68
Revolving Credit Facility (1)	762
Total available liquidity	$830

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of June 30, 2024. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to June 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,298	$1,382
Net cash used in investing activities	(31)	(131)
Net cash used in financing activities	(1,255)	(1,102)
Net increase in restricted cash and cash equivalents	$12	$149

Operating Cash Flows

The $84 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu primarily as a result of decreased Henry Hub pricing, which was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Cash outflows for property, plant and equipment during both the six months ended June 30, 2024 and 2023 were primarily related to optimization and other site improvement projects.
Financing Cash Flows

During the six months ended June 30, 2024 and 2023, we made distributions to CQP of $885 million and $897 million, respectively. During the six months ended June 30, 2024, we repaid the outstanding aggregate principal amount of $300 million of the 2024 Senior Notes with cash on hand and we retired $1.2 billion outstanding aggregate principal amount of our 2025 Senior Notes using the proceeds from the 2034 CQP Senior Notes and cash on hand. Additionally, during the six months ended June 30, 2024, we borrowed and repaid $30 million under the Revolving Credit Facility. During the six months ended June 30, 2023, we repurchased $200 million of the 2024 Senior Notes in the open market.

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

	June 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,510)	$339	$(1,657)	$362

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 7, 2024	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)