Form 10-Q
period 2024-09-30
Sabine Pass Liquefaction, LLC
filed 2024-10-31
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

SABINE PASS LIQUEFACTION, LLC

STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$1,479	$1,564	$4,653	$5,085
LNG revenues—affiliate	526	515	1,441	1,745
Total revenues	2,005	2,079	6,094	6,830

Operating costs and expenses
Cost of sales (excluding items shown separately below)	772	681	2,397	1,597
Cost of sales—affiliate	14	14	42	59
Operating and maintenance expense	168	181	517	590
Operating and maintenance expense—affiliate	121	118	365	362
Operating and maintenance expense—related party	15	14	44	44
General and administrative expense	—	1	3	3
General and administrative expense—affiliate	16	15	47	46
Depreciation and amortization expense	140	138	419	415
Other operating costs and expenses	—	2	1	4
Total operating costs and expenses	1,246	1,164	3,835	3,120

Income from operations	759	915	2,259	3,710

Other income (expense)
Interest expense, net of capitalized interest	(114)	(138)	(378)	(459)
Loss on modification or extinguishment of debt	—	(4)	(3)	(6)
Other income, net	3	3	9	11
Total other expense	(111)	(139)	(372)	(454)

Net income	$648	$776	$1,887	$3,256

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$80	$56
Trade and other receivables, net of current expected credit losses	234	368
Trade receivables—affiliate	196	277
Advances to affiliate	71	75
Inventory	115	122
Current derivative assets	50	30
Prepaid expenses	38	27
Other current assets, net	17	—
Other current assets—affiliate	22	22
Total current assets	823	977

Property, plant and equipment, net of accumulated depreciation	12,963	13,322
Derivative assets	64	40
Other non-current assets, net	169	175
Total assets	$14,019	$14,514

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$46	$63
Accrued liabilities	435	686
Accrued liabilities—related party	5	5
Current debt, net of unamortized discount and debt issuance costs	700	300
Due to affiliates	49	64
Deferred revenue	125	101
Current derivative liabilities	222	196
Other current liabilities	—	5
Total current liabilities	1,582	1,420

Long-term debt, net of unamortized discount and debt issuance costs	8,027	10,063
Derivative liabilities	1,256	1,531
Other non-current liabilities	108	82
Other non-current liabilities—affiliate	20	21
Total liabilities	10,993	13,117

Member’s equity	3,026	1,397
Total liabilities and member’s equity	$14,019	$14,514

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions (excluding the item shown separately below)	(470)	(470)
Non-cash distributions for conveyance of property, plant and equipment (see Note 9)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	1,589	1,589
Distributions	(415)	(415)
Contributions	1,130	1,130
Net income	574	574
Balance at June 30, 2024	2,878	2,878
Distributions	(500)	(500)
Net income	648	648
Balance at September 30, 2024	$3,026	$3,026

Three and Nine Months Ended September 30, 2023
	Sabine Pass LNG-LP, LLC	Total Member’s Deficit
Balance at December 31, 2022	$(1,748)	$(1,748)
Distributions	(622)	(622)
Net income	1,893	1,893
Balance at March 31, 2023	(477)	(477)
Distributions	(275)	(275)
Non-cash contributions related to extinguishment of debt	1	1
Net income	587	587
Balance at June 30, 2023	(164)	(164)
Contributions (excluding items shown separately below)	1,190	1,190
Non-cash contributions related to extinguishment of debt	1	1
Non-cash distributions for conveyance of property, plant and equipment (see Note 9)	(4)	(4)
Distributions	(537)	(537)
Net income	776	776
Balance at September 30, 2023	$1,262	$1,262
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$1,887	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	419	415
Amortization of discount and debt issuance costs	13	16
Loss on modification or extinguishment of debt	3	6
Total gains on derivative instruments, net	(316)	(1,867)
Net cash provided by settlement of derivative instruments	23	6
Other	—	1
Changes in operating assets and liabilities:
Trade and other receivables	134	339
Trade receivables—affiliate	81	386
Inventory	6	32
Accounts payable and accrued liabilities	(271)	(698)
Accrued liabilities—related party	—	(2)
Total deferred revenue	48	60
Other, net	(31)	25
Other, net—affiliate	(9)	(4)
Net cash provided by operating activities	1,987	1,971

Cash flows from investing activities
Property, plant and equipment, net	(58)	(123)
Other	—	(6)
Net cash used in investing activities	(58)	(129)

Cash flows from financing activities
Proceeds from issuances of debt	30	—
Repayments of debt	(1,680)	(1,650)
Debt issuance and other financing costs	—	(4)
Debt extinguishment costs	—	(1)
Contributions	1,130	1,190
Distributions	(1,385)	(1,434)
Net cash used in financing activities	(1,905)	(1,899)

Net increase (decrease) in restricted cash and cash equivalents	24	(57)
Restricted cash and cash equivalents—beginning of period	56	92
Restricted cash and cash equivalents—end of period	$80	$35

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2024 and 2023.

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Trade receivables	$230	$361
Other receivables	4	7
Total trade and other receivables, net of current expected credit losses	$234	$368

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Materials	$94	$89
Natural gas	14	22
LNG	7	11
Total inventory	$115	$122

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
LNG terminal
Terminal	$16,364	$16,309
Construction-in-process	109	110
Accumulated depreciation	(3,514)	(3,100)
Total LNG terminal, net of accumulated depreciation	12,959	13,319
Fixed assets
Fixed assets	21	19
Accumulated depreciation	(17)	(16)
Total fixed assets, net of accumulated depreciation	4	3
Property, plant and equipment, net of accumulated depreciation	$12,963	$13,322

Depreciation expense was $139 million and $137 million during the three months ended September 30, 2024 and 2023, respectively, and $415 million and $411 million during the nine months ended September 30, 2024 and 2023, respectively.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$5	$7	$(1,376)	$(1,364)	$18	$1	$(1,676)	$(1,657)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,376)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.700) - $0.481 / $0.036
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	129% - 411% / 238%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$(1,495)	$(2,255)	$(1,676)	$(3,719)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	46	294	163	1,275
Included in cost of sales, new deals (3)	2	8	17	23
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	69	59	119	522
Transfers out of level 3 (6)	2	2	1	7
Balance, end of period	$(1,376)	$(1,892)	$(1,376)	$(1,892)
Favorable changes in fair value relating to instruments still held at the end of the period	$48	$302	$180	$1,298

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices.  As of September 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 14 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,977 TBtu and 5,478 TBtu as of September 30, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2024 and December 31, 2023.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$152	$365	$316	$1,867

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

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Balance Sheets Location	September 30, 2024	December 31, 2023
Current derivative assets	$50	$30
Derivative assets	64	40
Total derivative assets	114	70

Current derivative liabilities	(222)	(196)
Derivative liabilities	(1,256)	(1,531)
Total derivative liabilities	(1,478)	(1,727)

Derivative liability, net	$(1,364)	$(1,657)

(1)Does not include collateral posted with counterparties by us of $12 million and zero as of September 30, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Balance Sheets.

Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2024	December 31, 2023
Gross assets	$176	$88
Offsetting amounts	(62)	(18)
Net assets	$114	$70

Gross liabilities	$(1,478)	$(1,746)
Offsetting amounts	—	19
Net liabilities	$(1,478)	$(1,727)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Natural gas purchases	$303	$464
Interest costs and related debt fees	69	159
Liquefaction Project costs	56	58
Other accrued liabilities	7	5
Total accrued liabilities	$435	$686

NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Senior Secured Notes:
5.750% due 2024	$—	$300
5.625% due 2025	650	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total Senior Secured Notes	8,782	10,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	8,782	10,432

Current debt, net of unamortized discount and debt issuance costs (1)	(700)	(300)
Unamortized discount and debt issuance costs	(55)	(69)
Total long-term debt, net of unamortized discount and debt issuance costs	$8,027	$10,063

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of September 30, 2024 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	234
Available commitment	$766

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Maturity date	June 23, 2028

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

As of September 30, 2024, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest cost	$115	$140	$381	$463
Capitalized interest	(1)	(2)	(3)	(4)
Total interest expense, net of capitalized interest	$114	$138	$378	$459

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$8,782	$8,784	$10,432	$10,375

(1)As of both September 30, 2024 and December 31, 2023, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of September 30, 2024 approximated the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues	$1,479	$1,564	$4,653	$5,085
LNG revenues—affiliate	526	515	1,441	1,745
Total revenues from contracts with customers	$2,005	$2,079	$6,094	$6,830

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

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Nine Months Ended September 30, 2024
Deferred revenue, beginning of period	$178
Cash received but not yet recognized in revenue	226
Revenue recognized from prior period deferral	(178)
Deferred revenue, end of period	$226

The following table reflects the changes in our contract liabilities to affiliate, which we classify as other non-current liabilities—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2024
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$45.2	7	$47.6	8
LNG revenues—affiliate	0.8	1	1.4	2
Total revenues	$46.0		$49.0

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

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues	50%	53%	49%	55%
LNG revenues—affiliate	65%	64%	63%	68%

NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our transactions with our affiliates and other related parties, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$526	$513	$1,441	$1,742
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	—	2	—	3
Total LNG revenues—affiliate	526	515	1,441	1,745

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	4	—
Cargo loading fees under TUA	13	12	38	37
Contracts for Sale and Purchase of Natural Gas and LNG	1	2	—	22
Total cost of sales—affiliate	14	14	42	59

Operating and maintenance expense—affiliate
TUA	69	69	207	206
Natural Gas Transportation Agreement	20	20	61	61
Services Agreements (see Note 1)	32	29	96	94
LNG Site Sublease Agreement	—	—	1	1
Total operating and maintenance expense—affiliate	121	118	365	362

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	15	14	44	44

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	15	47	46

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $3 million in assets to SPLNG during the nine months ended September 30, 2024. We did not convey any assets to SPLNG under this agreement during the three months ended September 30, 2024 and conveyed $4 million of assets during the three and nine months ended September 30, 2023.

NOTE 10—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	17%	18%	23%	24%	18%	22%
Customer B	18%	18%	15%	17%	*	16%
Customer C	16%	19%	16%	16%	16%	12%
Customer D	16%	16%	14%	15%	13%	15%
Customer E	*	*	*	*	*	12%
Customer F	*	*	*	*	11%	*

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$454	$524
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment, net (1)	11	19
Distribution resulting from the conveyance of property, plant and equipment (see Note 9)	3	4

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project with approximately 14 years of weighted average remaining life as of September 30, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

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
Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2024, Cheniere published Energy Secured, Benefits Delivered, its fifth Corporate Responsibility (“CR”) report, which details its approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:
Strategic

•In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received.

Operational

•As of October 25, 2024, approximately 2,700 cumulative LNG cargoes totaling over 185 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

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
•During the three and nine months ended September 30, 2024, we repaid $150 million and $450 million, respectively, of outstanding aggregate principal amounts of our senior secured notes.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$1,479	$1,564	$(85)	$4,653	$5,085	$(432)
LNG revenues—affiliate	526	515	11	1,441	1,745	(304)
Total revenues	2,005	2,079	(74)	6,094	6,830	(736)

Operating costs and expenses
Cost of sales (excluding items shown separately below)	772	681	91	2,397	1,597	800
Cost of sales—affiliate	14	14	—	42	59	(17)
Operating and maintenance expense	168	181	(13)	517	590	(73)
Operating and maintenance expense—affiliate	121	118	3	365	362	3
Operating and maintenance expense—related party	15	14	1	44	44	—
General and administrative expense	—	1	(1)	3	3	—
General and administrative expense—affiliate	16	15	1	47	46	1
Depreciation and amortization expense	140	138	2	419	415	4
Other operating costs and expenses	—	2	(2)	1	4	(3)
Total operating costs and expenses	1,246	1,164	82	3,835	3,120	715

Income from operations	759	915	(156)	2,259	3,710	(1,451)

Other income (expense)
Interest expense, net of capitalized interest	(114)	(138)	24	(378)	(459)	81
Loss on modification or extinguishment of debt	—	(4)	4	(3)	(6)	3
Other income, net	3	3	—	9	11	(2)
Total other expense	(111)	(139)	28	(372)	(454)	82

Net income	$648	$776	$(128)	$1,887	$3,256	$(1,369)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
LNG volumes loaded and recognized as revenues (in TBtu)	377	362	15	1,166	1,118	48

Net income

Net income declined by $128 million and $1.4 billion between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, primarily as a result of unfavorable changes in fair value of derivatives of $215 million and $1.6 billion, respectively. The decline between periods was principally attributable to our IPM agreement with Tourmaline Oil Marketing Corp, which decreased from $217 million and $1.5 billion during the three and nine months ended September 30, 2023, respectively, to $32 million and $238 million during the three and nine months ended September 30, 2024, respectively, due to the nonrecurrence of significant declines of historic volatility in international gas prices and moderated and sustained spot prices during the current periods relative to the same periods of 2023. The remaining unfavorable changes in fair value of derivatives of $30 million and $352 million during the three and nine month periods ended September 30, 2024, respectively, as compared to the same periods of 2023, were primarily due to an unfavorable shift in long-term U.S. natural gas forward prices.

Partially offsetting the aforementioned unfavorable changes between the three month periods was an increase in LNG revenues, net of cost of sales excluding the aforementioned changes in fair value of derivatives, of $49 million due to an increase in production volume compared to the same period of 2023. Partially offsetting the aforementioned unfavorable changes between the nine month periods was a decrease in interest expense of $81 million due to decrease in total indebtedness and a decrease in operating and maintenance expense of $73 million due to reduced operating and maintenance activities compared to the same period of 2023.
The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues
We had $74 million and $736 million decreases in revenues between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, which were primarily attributable to $137 million and $997 million decreases, respectively, from lower pricing per MMBtu as a result of decrease in revenues attributable to declining Henry Hub pricing, partially offset by $82 million and $287 million increases, respectively, from higher production volume largely due to reduced operating and maintenance activities compared to the same period of 2023 and cooler weather.

Operating costs and expenses

The increase in operating costs and expenses of $82 million and $715 million between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, was primarily attributable to $215 million and $1.6 billion unfavorable variances, respectively, over the same periods from changes in fair value of derivatives included in cost of sales, as discussed above under Net income. The unfavorable variances were partially offset by $125 million and $767 million decreases between the comparative three and nine month periods, respectively, in cost of sales excluding the effect of derivative changes, primarily as a result of $99 million and $661 million decreases, respectively, over the same periods in cost of natural gas feedstock, largely due to lower U.S. natural gas prices.
Other income (expense)
The $28 million and $82 million favorable variances between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, were primarily attributable to $24 million and $81 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to decrease in total indebtedness. Total debt decreased from $12.1 billion as of December 31, 2022 to $8.8 billion as of September 30, 2024 as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan.
Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Financial Statements. For commodity derivative instruments related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

September 30, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$80
Revolving Credit Facility (1)	766
Total available liquidity	$846

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of September 30, 2024. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to September 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,987	$1,971
Net cash used in investing activities	(58)	(129)
Net cash used in financing activities	(1,905)	(1,899)
Net increase (decrease) in restricted cash and cash equivalents	$24	$(57)

Operating Cash Flows

The $16 million increase between the nine months ended September 30, 2024 and 2023 was due to the net effect of price changes on our LNG sales and natural gas feedstock purchases between the respective periods, partially offset by lower cash flows attributed to working capital from differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the nine months ended September 30, 2024 and 2023 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuances of debt	$30	$—
Repayments of debt	(1,680)	(1,650)
Debt issuance and other financing costs	—	(4)
Debt extinguishment costs	—	(1)
Contributions	1,130	1,190
Distributions	(1,385)	(1,434)
Net cash used in financing activities	$(1,905)	$(1,899)

Debt Activity

During the nine months ended September 30, 2024, we retired $1.2 billion outstanding aggregate principal amount of the 2025 SPL Senior Notes, as well as repaid the outstanding aggregate principal amount of $300 million of the 5.750% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and $150 million of the 2025 SPL Senior Notes. We also borrowed and repaid $30 million under the Revolving Credit Facility during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we redeemed $1.45 billion of the 2024 Senior Notes and repurchased $200 million of the 2024 Senior Notes in the open market.

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

	September 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,364)	$334	$(1,657)	$362

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

SABINE PASS LIQUEFACTION, LLC

Date:	October 30, 2024	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 30, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)