Form 10-Q
period 2025-03-31
Sabine Pass Liquefaction, LLC
filed 2025-05-08
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
LNG revenues	$2,267	$1,720
LNG revenues—affiliate	671	524
Total revenues	2,938	2,244

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,703	964
Cost of sales—affiliate	13	17
Operating and maintenance expense	175	173
Operating and maintenance expense—affiliate	124	123
Operating and maintenance expense—related party	15	13
General and administrative expense	2	1
General and administrative expense—affiliate	16	15
Depreciation and amortization expense	140	139
Other operating costs and expenses	—	1
Total operating costs and expenses	2,188	1,446

Income from operations	750	798

Other income (expense)
Interest expense, net of capitalized interest	(105)	(136)
Other income, net	3	3
Total other expense	(102)	(133)

Net income	$648	$665

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$76	$109
Trade and other receivables, net of current expected credit losses	429	373
Trade receivables—affiliate	234	161
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	61	98
Inventory	144	131
Current derivative assets	25	84
Other current assets, net	44	51
Other current assets—affiliate	22	22
Total current assets	1,035	1,030

Property, plant and equipment, net of accumulated depreciation	12,758	12,865
Derivative assets	29	98
Other non-current assets, net	169	170
Total assets	$13,991	$14,163

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$59	$49
Accrued liabilities	762	725
Accrued liabilities—related party	6	5
Current debt, net of unamortized discount and debt issuance costs	104	351
Due to affiliates	37	62
Deferred revenue	70	108
Current derivative liabilities	154	250
Other current liabilities	1	10
Total current liabilities	1,193	1,560

Long-term debt, net of unamortized discount and debt issuance costs	7,981	8,030
Derivative liabilities	1,177	1,213
Other non-current liabilities	112	115
Other non-current liabilities—affiliate	20	21
Total liabilities	10,483	10,939

Member’s equity	3,508	3,224
Total liabilities and member’s equity	$13,991	$14,163

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	$3,508	$3,508

Three Months Ended March 31, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions	(470)	(470)
Non-cash distributions for conveyance of property, plant and equipment (see Note 9)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	$1,589	$1,589
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$648	$665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	140	139
Amortization of discount and debt issuance costs	4	5
Total losses (gains) on derivative instruments, net	18	(55)
Net cash provided by (used for) settlement of derivative instruments	(22)	12
Changes in operating assets and liabilities:
Trade and other receivables	(56)	134
Trade receivables—affiliate	(73)	120
Trade receivables—related party	1	—
Advances to affiliates	38	(29)
Inventory	(13)	8
Accounts payable and accrued liabilities	49	(320)
Accrued liabilities—related party	2	—
Due to affiliates	(25)	(26)
Total deferred revenue	(40)	(20)
Other, net	(4)	5
Other, net—affiliate	(1)	—
Net cash provided by operating activities	666	638

Cash flows from investing activities
Property, plant and equipment	(35)	(15)
Net cash used in investing activities	(35)	(15)

Cash flows from financing activities
Proceeds from issuances of debt	125	—
Redemptions and repayments of debt	(425)	(150)
Distributions	(364)	(470)
Net cash used in financing activities	(664)	(620)

Net increase (decrease) in restricted cash and cash equivalents	(33)	3
Restricted cash and cash equivalents—beginning of period	109	56
Restricted cash and cash equivalents—end of period	$76	$59

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

7
NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a Delaware limited liability company formed by CQP and based in Houston with one member, Sabine Pass LNG-LP, LLC, an indirect wholly owned subsidiary of CQP. We are an indirect wholly owned subsidiary of Cheniere Investments, which is a wholly owned subsidiary of CQP, a publicly traded limited partnership (NYSE MKT: CQP). CQP is a 48.6% owned subsidiary of Cheniere, a Houston-based energy company primarily engaged in LNG-related businesses. Cheniere also owns 100% of the general partner interest in CQP through ownership in Cheniere Energy Partners GP, LLC.

We own natural gas liquefaction facilities with total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Another subsidiary of CQP is pursuing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and it has commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2025 and 2024.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Trade receivables	$418	$367
Other receivables	11	6
Total trade and other receivables, net of current expected credit losses	$429	$373

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Materials	$98	$95
Natural gas	8	22
LNG	37	13
Other	1	1
Total inventory	$144	$131

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
LNG terminal
Terminal	$16,444	$16,387
Construction-in-process	100	125
Accumulated depreciation	(3,791)	(3,652)
Total LNG terminal, net of accumulated depreciation	12,753	12,860
Fixed assets
Fixed assets	20	20
Accumulated depreciation	(15)	(15)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$12,758	$12,865

Depreciation expense was $139 million and $138 million during the three months ended March 31, 2025 and 2024, respectively.
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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(2)	$(1,275)	$(1,277)	$—	$26	$(1,307)	$(1,281)

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,275)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.590) - $0.265 / $0.016
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	135% - 374% / 228%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$(1,307)	$(1,676)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(28)	(2)
Included in cost of sales, new deals (3)	14	9
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	46	34
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,275)	$(1,635)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(14)	$7

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices.  As of March 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 13 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,769 TBtu and 4,733 TBtu as of March 31, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended March 31,
	2025	2024
Cost of sales	$(18)	$55

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	March 31, 2025	December 31, 2024
Current derivative assets	$25	$84
Derivative assets	29	98
Total derivative assets	54	182

Current derivative liabilities	(154)	(250)
Derivative liabilities	(1,177)	(1,213)
Total derivative liabilities	(1,331)	(1,463)

Derivative liability, net	$(1,277)	$(1,281)

Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2025	December 31, 2024
Gross assets	$114	$228
Offsetting amounts	(60)	(46)
Net assets	$54	$182

Gross liabilities	$(1,351)	$(1,464)
Offsetting amounts	20	1
Net liabilities	$(1,331)	$(1,463)
We had a collateral balance of $18 million and $13 million that was recorded within other current assets, net, and not netted on our Balance Sheets, as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Natural gas purchases	$623	$558
Liquefaction Project costs	66	81
Interest costs and related debt fees	66	79
Other accrued liabilities	7	7
Total accrued liabilities	$762	$725

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	8,132	8,432

Current debt, net of unamortized discount and debt issuance costs (1)	(104)	(351)
Unamortized discount and debt issuance costs	(47)	(51)
Total long-term debt, net of unamortized discount and debt issuance costs	$7,981	$8,030

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of March 31, 2025 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	215
Available commitment	$785

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%
Maturity date	June 23, 2028

(1)The margin on the interest rate, the commitment fees and the letter of credit fees is subject to change based on our credit rating.

Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of March 31, 2025, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Total interest cost	$106	$137
Capitalized interest	(1)	(1)
Total interest expense, net of capitalized interest	$105	$136

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$8,132	$8,032	$8,432	$8,282

(1)As of both March 31, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of March 31, 2025 approximated the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers
LNG revenues	$2,267	$1,720
LNG revenues—affiliate	671	524
Total revenues from contracts with customers	$2,938	$2,244

For the three months ended March 31, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue, beginning of period	$216
Cash received but not yet recognized in revenue	60
Revenue recognized from prior period deferral	(100)
Deferred revenue, end of period	$176

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which are included in other non-current liabilities—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue—affiliate, beginning of period	$6
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	—
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$43.4	7	$44.4	7
LNG revenues—affiliate	0.6	1	0.7	1
Total revenues	$44.0		$45.1

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2025	2024
LNG revenues	63%	50%
LNG revenues—affiliate	75%	63%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$671	$524

Cost of sales—affiliate
Cheniere Marketing Agreements	—	4
Cargo loading fees under TUA	14	14
Contracts for Sale and Purchase of Natural Gas and LNG	(1)	(1)
Total cost of sales—affiliate	13	17

Operating and maintenance expense—affiliate
TUA	70	69
Natural Gas Transportation Agreement	20	20
Services Agreements (see Note 1)	34	34
Total operating and maintenance expense—affiliate	124	123

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	15	13

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	15

(1)These arrangements are with a related party who is partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.
See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $3 million in assets to SPLNG during the three months ended March 31, 2024. We did not convey any assets to SPLNG during the three months ended March 31, 2025.
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $41 million in losses and $43 million in gains for the three months ended March 31, 2025 and 2024, respectively. Interest income was $2 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, which is included in interest and dividend income on our Statements of Operations.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	25%	25%	27%	19%
Customer B	14%	15%	*	*
Customer C	14%	15%	15%	20%
Customer D	14%	13%	19%	18%

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$117	$211
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	15	11

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own natural gas liquefaction facilities with total production capacity of approximately 30 mtpa of LNG (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, with approximately 13 years of weighted average remaining life as of March 31, 2025, we have contracted approximately 80% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing an expansion adjacent to the Liquefaction Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the Natural Gas Act of 1938, as amended of 1938, as amended (the “NGA”) for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. We have commenced commercialization to support the additional liquefaction capacity associated with the Expansion Project. The development of the Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.
Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Operational

•As of May 1, 2025, over 2,930 cumulative LNG cargoes totaling over 200 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In March 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”) at maturity.

Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Revenues
LNG revenues	$2,267	$1,720	$547
LNG revenues—affiliate	671	524	147
Total revenues	2,938	2,244	694

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,703	964	739
Cost of sales—affiliate	13	17	(4)
Operating and maintenance expense	175	173	2
Operating and maintenance expense—affiliate	124	123	1
Operating and maintenance expense—related party	15	13	2
General and administrative expense	2	1	1
General and administrative expense—affiliate	16	15	1
Depreciation and amortization expense	140	139	1
Other operating costs and expenses	—	1	(1)
Total operating costs and expenses	2,188	1,446	742

Income from operations	750	798	(48)

Other income (expense)
Interest expense, net of capitalized interest	(105)	(136)	31
Other income, net	3	3	—
Total other expense	(102)	(133)	31

Net income	$648	$665	$(17)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	405	417	(12)

Net income

Net income declined by $17 million during the three months ended March 31, 2025 as compared to the same period of 2024. The decline was attributable to an $84 million unfavorable change in fair value of agreements accounted for as derivative instruments, partially offset by a $32 million increase in LNG revenues, net of cost of sales and excluding derivatives, and a $31 million decrease in interest expense, net of capitalized interest. The unfavorable change in fair value of agreements accounted for as derivative instruments was due to certain factors, including geopolitical and trade uncertainties, weather, transportation and storage, which generally resulted in widening market-based locational price differentials for U.S. natural gas deliveries and persistent global LNG and natural gas index price volatility.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues
The $694 million increase in revenues during the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $733 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by a $63 million decrease from lower production volume largely due to having one less operating day during the three months ended March 31, 2025 as a result of 2024 being a leap year and increased operating and maintenance activities compared to the same period of 2024.

Operating costs and expenses

The $742 million increase in operating costs and expenses during the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $643 million increase in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices, and an $83 million decrease in gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, as further described above under Net income.
Other income (expense)
The $31 million favorable variance during the three months ended March 31, 2025 as compared to the same period of 2024 was attributable to a decrease in interest expense, net of capitalized interest, primarily due to a decrease in total indebtedness. The daily average debt balance decreased from $10.4 billion during the three months ended March 31, 2024 to $8.4 billion during the same period of 2025 as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan.
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

March 31, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$76
Revolving Credit Facility (1)	785
Total available liquidity	$861

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of March 31, 2025. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$666	$638
Net cash used in investing activities	(35)	(15)
Net cash used in financing activities	(664)	(620)
Net increase (decrease) in restricted cash and cash equivalents	$(33)	$3

Operating Cash Flows

The $28 million increase between the periods was primarily due to decreased payment of interest on our debt from a decrease in total indebtedness.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the three months ended March 31, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Proceeds from issuances of debt	$125	$—
Redemptions and repayments of debt	(425)	(150)
Distributions	(364)	(470)
Net cash used in financing activities	$(664)	$(620)

Debt Activity

During the three months ended March 31, 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 2025 Senior Notes, and we also borrowed and repaid $125 million under the Revolving Credit Facility. During the three months ended March 31, 2024, we prepaid the outstanding aggregate principal amount of $150 million of the 5.750% Senior Secured Notes due 2024 with cash on hand.

Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

	March 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,277)	$316	$(1,281)	$342

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 1A.     RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities of the Liquefaction Project. In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the Expansion Project. To date, the DOE has also issued orders under Section 3 of the NGA authorizing us to export domestically produced LNG. We currently have the Expansion Project pending non-FTA export approval with the DOE, although approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application.

Following its investigation of the maritime, logistics and shipbuilding sector in China, the Office of the U.S. Trade Representative (the “USTR”) has mandated restrictions on the maritime transport services for LNG exports and, if the restrictions are not met, the USTR stated it may direct the suspension of LNG export licenses until the terms of the restrictions are met. Among other things, the restrictions mandate that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047. These restrictions will not apply to a vessel for up to three years if the vessel owner orders and takes delivery of a U.S.-built vessel of equivalent or greater LNG capacity. The USTR stated it will continue to monitor effects of its action and will consider modification if appropriate. While we are monitoring developments of the restrictions, the potential impact of the restrictions on us and the LNG industry remains uncertain as the USTR stated that it will consult with the DOE and other relevant agencies, as appropriate, to provide notice and further technical information on the restrictions.

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 7, 2025	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 7, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)