Form 10-Q
period 2025-06-30
Sabine Pass Liquefaction, LLC
filed 2025-08-07
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,857	$1,454	$4,124	$3,174
LNG revenues—affiliate	549	391	1,220	915
Total revenues	2,406	1,845	5,344	4,089

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,195	661	2,898	1,625
Cost of sales—affiliate	13	11	26	28
Operating and maintenance expense	256	176	431	349
Operating and maintenance expense—affiliate	123	121	247	244
Operating and maintenance expense—related party	13	16	28	29
General and administrative expense	1	2	3	3
General and administrative expense—affiliate	16	16	32	31
Depreciation and amortization expense	141	140	281	279
Other operating costs and expenses	—	—	—	1
Total operating costs and expenses	1,758	1,143	3,946	2,589

Income from operations	648	702	1,398	1,500

Other income (expense)
Interest expense, net of capitalized interest	(103)	(128)	(208)	(264)
Loss on modification or extinguishment of debt	—	(3)	—	(3)
Other income, net	2	3	5	6
Other income—affiliate	19	—	19	—
Total other expense	(82)	(128)	(184)	(261)

Net income	$566	$574	$1,214	$1,239

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$36	$109
Trade and other receivables, net of current expected credit losses	255	373
Trade receivables—affiliate	148	161
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	166	98
Inventory	134	131
Current derivative assets	28	84
Prepaid expenses	47	28
Other current assets, net	25	23
Other current assets—affiliate	22	22
Total current assets	861	1,030

Property, plant and equipment, net of accumulated depreciation	12,674	12,865
Derivative assets	103	98
Other non-current assets, net	169	170
Total assets	$13,807	$14,163

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$65	$49
Accrued liabilities	555	725
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	772	351
Due to affiliates	47	62
Deferred revenue	99	108
Deferred revenue—affiliate	1	—
Current derivative liabilities	142	250
Other current liabilities	1	10
Total current liabilities	1,682	1,560

Long-term debt, net of unamortized discount and debt issuance costs	7,315	8,030
Derivative liabilities	1,136	1,213
Other non-current liabilities	111	115
Other non-current liabilities—affiliate	20	21
Total liabilities	10,264	10,939

Member’s equity	3,543	3,224
Total liabilities and member’s equity	$13,807	$14,163

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	3,508	3,508
Distributions	(531)	(531)
Net income	566	566
Balance at June 30, 2025	$3,543	$3,543

Three and Six Months Ended June 30, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions	(470)	(470)
Non-cash distributions for conveyance of property, plant and equipment (see Note 9)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	1,589	1,589
Distributions	(415)	(415)
Contributions	1,130	1,130
Net income	574	574
Balance at June 30, 2024	$2,878	$2,878
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,214	$1,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	281	279
Amortization of discount and debt issuance costs	7	9
Total gains on derivative instruments, net	(121)	(164)
Net cash provided by (used for) settlement of derivative instruments	(13)	17
Other	1	3
Changes in operating assets and liabilities:
Trade and other receivables	118	86
Trade receivables—affiliate	13	136
Trade receivables—related party	1	—
Advances to affiliates	(65)	(40)
Inventory	(3)	(2)
Accounts payable and accrued liabilities	(167)	(174)
Accrued liabilities—related party	(5)	—
Total deferred revenue	(14)	(17)
Other, net	(30)	(52)
Other, net—affiliate	(14)	(22)
Net cash provided by operating activities	1,203	1,298

Cash flows from investing activities
Property, plant and equipment	(81)	(31)
Net cash used in investing activities	(81)	(31)

Cash flows from financing activities
Proceeds from borrowings	265	30
Redemptions and repayments of debt	(565)	(1,530)
Contributions	—	1,130
Distributions	(895)	(885)
Net cash used in financing activities	(1,195)	(1,255)

Net increase (decrease) in restricted cash and cash equivalents	(73)	12
Restricted cash and cash equivalents—beginning of period	109	56
Restricted cash and cash equivalents—end of period	$36	$68

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

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of June 30, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Another subsidiary of CQP is developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project, and it has commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2025 and 2024.

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Trade receivables	$242	$367
Other receivables	13	6
Total trade and other receivables, net of current expected credit losses	$255	$373

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Materials	$94	$95
Natural gas	25	22
LNG	14	13
Other	1	1
Total inventory	$134	$131

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
LNG terminal
Terminal	$16,527	$16,387
Construction-in-process	72	125
Accumulated depreciation	(3,930)	(3,652)
Total LNG terminal, net of accumulated depreciation	12,669	12,860
Fixed assets
Fixed assets	20	20
Accumulated depreciation	(15)	(15)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$12,674	$12,865

Depreciation expense was $140 million and $138 million during the three months ended June 30, 2025 and 2024, respectively, and $279 million and $276 million during the six months ended June 30, 2025 and 2024, respectively.

NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including our IPM agreement, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$—	$(1,147)	$(1,147)	$—	$26	$(1,307)	$(1,281)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,147)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.590) - $0.222 / $0.048
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	95% - 361% / 209%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$(1,275)	$(1,635)	$(1,307)	$(1,676)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	73	106	59	98
Included in cost of sales, new deals (3)	7	7	5	7
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	48	27	96	76
Transfers out of level 3 (6)	—	—	—	—
Balance, end of period	$(1,147)	$(1,495)	$(1,147)	$(1,495)
Favorable changes in fair value relating to instruments still held at the end of the period	$80	$113	$64	$105

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of June 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 13 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,669 TBtu and 4,733 TBtu as of June 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both June 30, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$139	$109	$121	$164

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	June 30, 2025	December 31, 2024
Current derivative assets	$28	$84
Derivative assets	103	98
Total derivative assets	131	182

Current derivative liabilities	(142)	(250)
Derivative liabilities	(1,136)	(1,213)
Total derivative liabilities	(1,278)	(1,463)

Derivative liability, net	$(1,147)	$(1,281)

Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2025	December 31, 2024
Gross assets	$176	$228
Offsetting amounts	(45)	(46)
Net assets	$131	$182

Gross liabilities	$(1,283)	$(1,464)
Offsetting amounts	5	1
Net liabilities	$(1,278)	$(1,463)
We had a collateral balance of $19 million and $13 million that was recorded within other current assets, net, and not netted on our Balance Sheets, as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Natural gas purchases	$357	$558
Liquefaction Project costs	113	79
Interest costs and related debt fees	75	81
Other accrued liabilities	10	7
Total accrued liabilities	$555	$725

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026 (the “2026 Senior Notes”) (1)	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (2)	1,782	1,782
Total Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	8,132	8,432

Current debt, net of unamortized discount and debt issuance costs (1) (2)	(772)	(351)
Unamortized discount and debt issuance costs	(45)	(51)
Total long-term debt, net of unamortized discount and debt issuance costs	$7,315	$8,030

(1)In July 2025, we redeemed $1.0 billion aggregate principal amount outstanding of the 2026 Senior Notes using a $830 million equity contribution received from CQP and cash on hand. As a portion of the 2026 Senior Notes that were contractually due within one year was refinanced with a non-current equity contribution before the issuance of these Financial Statements, the $830 million redeemed with the equity contribution was classified as long-term debt as of June 30, 2025.
(2)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of June 30, 2025 (in millions):

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

As of June 30, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest cost	$104	$129	$210	$266
Capitalized interest	(1)	(1)	(2)	(2)
Total interest expense, net of capitalized interest	$103	$128	$208	$264

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$8,132	$8,118	$8,432	$8,282

(1)As of both June 30, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of June 30, 2025 approximated the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues	$1,857	$1,454	$4,124	$3,174
LNG revenues—affiliate	549	391	1,220	915
Total revenues from contracts with customers	$2,406	$1,845	$5,344	$4,089

For the three and six months ended June 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue, beginning of period	$216
Cash received but not yet recognized in revenue	88
Revenue recognized from prior period deferral	(102)
Deferred revenue, end of period	$202

The following table reflects the changes in our contract liabilities to affiliate, which are included in other non-current liabilities—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue—affiliate, beginning of period	$6
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(1)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$42.7	7	$44.4	7
LNG revenues—affiliate	0.5	1	0.7	1
Total revenues	$43.2		$45.1

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price, and allocable to wholly unsatisfied future performance obligations or otherwise constrained, will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues	60%	46%	61%	48%
LNG revenues—affiliate	72%	61%	74%	62%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$549	$391	$1,220	$915

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	4
Cargo loading fees under TUA	12	11	26	25
Contracts for Sale and Purchase of Natural Gas and LNG	1	—	—	(1)
Total cost of sales—affiliate	13	11	26	28

Operating and maintenance expense—affiliate
TUA	68	69	138	138
Natural Gas Transportation Agreement	21	20	41	40
Services Agreements (see Note 1)	33	31	67	65
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	123	121	247	244

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	13	16	28	29

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	16	32	31

Other income—affiliate
Services Agreements (see Note 1) (2)	19	—	19	—

(1)These arrangements were with a related party who was partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.
(2)Represents the amount of cumulative income allocated to us by an affiliate, to whom we advance payments to, for the affiliate to pay operating expenses on our behalf pursuant to our operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to us effective June 30, 2025. Prospectively, the affiliate will allocate such income to us in each period.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.
See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $3 million in assets to SPLNG during the six months ended June 30, 2024. We did not convey any assets to SPLNG under this agreement during the three months ended June 30, 2024 or the three and six months ended June 30, 2025.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Included in the measure of profit and loss are significant noncash items of changes in the fair value of our derivative instruments, which were $159 million and $119 million in gains for the three and six months ended June 30, 2025, respectively, and $104 million and $147 million in gains for the same periods of 2024, respectively. Interest income, which is included in interest and dividend income on our Statements of Operations, was $0.4 million and $2 million for the three and six months ended June 30, 2025, respectively, and $3 million and $6 million for the same periods of 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	24%	26%	24%	25%	16%	19%
Customer B	18%	12%	16%	14%	18%	*
Customer C	15%	16%	15%	16%	18%	20%
Customer D	13%	14%	14%	14%	14%	18%
Customer E	*	*	*	*	10%	*

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$206	$279
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	27	17

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of June 30, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, with approximately 13 years of weighted average remaining life as of June 30, 2025, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation, except for certain volumes for which we have the right and the intention to waive such terms.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing an expansion adjacent to the Liquefaction Project with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the Natural Gas Act of 1938, as amended of 1938, as amended (the “NGA”) for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude estimated debottlenecking opportunities. In October 2024, the authorization from the DOE to export LNG to FTA countries was received. In June 2025, we and other subsidiaries of CQP updated the application previously submitted to the FERC in February 2024 to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. We have commenced commercialization to support the additional liquefaction capacity associated with the Expansion Project. The Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.
Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2025, we and other subsidiaries of CQP updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Operational

•As of August 1, 2025, approximately 3,030 cumulative LNG cargoes totaling approximately 210 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In March 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”) at maturity. Additionally, in July 2025, we redeemed $1.0 billion aggregate principal amount outstanding of our 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”) using contributions received from CQP and cash on hand.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,857	$1,454	$403	$4,124	$3,174	$950
LNG revenues—affiliate	549	391	158	1,220	915	305
Total revenues	2,406	1,845	561	5,344	4,089	1,255

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,195	661	534	2,898	1,625	1,273
Cost of sales—affiliate	13	11	2	26	28	(2)
Operating and maintenance expense	256	176	80	431	349	82
Operating and maintenance expense—affiliate	123	121	2	247	244	3
Operating and maintenance expense—related party	13	16	(3)	28	29	(1)
General and administrative expense	1	2	(1)	3	3	—
General and administrative expense—affiliate	16	16	—	32	31	1
Depreciation and amortization expense	141	140	1	281	279	2
Other operating costs and expenses	—	—	—	—	1	(1)
Total operating costs and expenses	1,758	1,143	615	3,946	2,589	1,357

Income from operations	648	702	(54)	1,398	1,500	(102)

Other income (expense)
Interest expense, net of capitalized interest	(103)	(128)	25	(208)	(264)	56
Loss on modification or extinguishment of debt	—	(3)	3	—	(3)	3
Other income, net	2	3	(1)	5	6	(1)
Other income—affiliate	19	—	19	19	—	19
Total other expense	(82)	(128)	46	(184)	(261)	77

Net income	$566	$574	$(8)	$1,214	$1,239	$(25)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	351	372	(21)	756	789	(33)

Net income

Net income declined by $8 million and $25 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, primarily attributable to:
•$80 million and $82 million increases in operating and maintenance expense, respectively, primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project during the three months ended June 30, 2025; and
•$43 million decrease in derivative gains between the comparable six month periods primarily attributable to widening market-based locational price differentials for U.S. natural gas deliveries and the relative estimated convergence of applicable global and U.S. domestic natural gas prices.
These unfavorable variances were partially offset by:
•$30 million increase in derivative gains between the comparable three month periods primarily due to the factors described above;

•$25 million and $56 million, respectively, of decreases in interest expense, net of capitalized interest, and a $19 million increase in other income—affiliate for both the three and six month periods; and in the six month periods, it was further offset by
•$28 million increase in LNG revenues, net of cost of sales and excluding derivatives between the six month periods.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

The $561 million and $1.3 billion increases in revenues during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $653 million and $1.4 billion increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by $103 million and $168 million decreases, respectively, from lower production volume primarily due to the planned large-scale maintenance activities, as further described above under the caption Net income.

Operating costs and expenses

The $615 million and $1.4 billion increases in operating costs and expenses during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $548 million and $1.2 billion increases in the cost of natural gas feedstock, respectively, largely due to the increase in U.S. natural gas prices, as further described under the caption Revenues, as well as $80 million and $82 million increases in operating and maintenance costs, respectively, as a result of the planned large-scale maintenance activities, as further described above under the caption Net income.
Other income (expense)
The $46 million and $77 million favorable variances during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $25 million and $56 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to a decrease in total indebtedness over both periods. The daily average debt balance decreased from $10.2 billion during the six months ended June 30, 2024 to $8.3 billion during the same period of 2025, as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan. Additionally contributing to the favorable variances was a $19 million increase in other income—affiliate during both the three and six months ended June 30, 2025, as compared to the same periods of 2024, related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 9—Related Party Transactions.
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

Business Seasonality

Our quarterly results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facility. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings or contributions from CQP.

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$36
Revolving Credit Facility (1)	785
Total available liquidity	$821

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of June 30, 2025. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to June 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,203	$1,298
Net cash used in investing activities	(81)	(31)
Net cash used in financing activities	(1,195)	(1,255)
Net increase (decrease) in restricted cash and cash equivalents	$(73)	$12

Operating Cash Flows

The $95 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the six months ended June 30, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from borrowings	$265	$30
Redemptions and repayments of debt	(565)	(1,530)
Contributions	—	1,130
Distributions	(895)	(885)
Net cash used in financing activities	$(1,195)	$(1,255)

Debt Activity

During the six months ended June 30, 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 2025 Senior Notes, and we also borrowed and repaid $265 million under the Revolving Credit Facility. During the six months ended June 30, 2024, we prepaid the outstanding aggregate principal amount of $300 million of our 5.750% Senior Secured Notes due 2024 with cash on hand and we retired $1.2 billion outstanding aggregate principal amount of our 5.625% Senior Secured Notes due 2025 using the proceeds from CQP’s 5.750% Senior Notes due 2034 and cash on hand. Additionally, during the six months ended June 30, 2024, we borrowed and repaid $30 million under the Revolving Credit Facility.

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

	June 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,147)	$297	$(1,281)	$342

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 6, 2025	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 6, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)