Form 10-Q
period 2025-09-30
Sabine Pass Liquefaction, LLC
filed 2025-10-30
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,837	$1,479	$5,961	$4,653
LNG revenues—affiliate	518	526	1,738	1,441
Total revenues	2,355	2,005	7,699	6,094

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,279	772	4,177	2,397
Cost of sales—affiliate	12	14	38	42
Operating and maintenance expense	161	168	592	517
Operating and maintenance expense—affiliate	121	121	368	365
Operating and maintenance expense—related party	—	15	28	44
General and administrative expense	1	—	4	3
General and administrative expense—affiliate	16	16	48	47
Depreciation and amortization expense	142	140	423	419
Other operating costs and expenses	—	—	—	1
Total operating costs and expenses	1,732	1,246	5,678	3,835

Income from operations	623	759	2,021	2,259

Other income (expense)
Interest expense, net of capitalized interest	(91)	(114)	(299)	(378)
Loss on modification or extinguishment of debt	(7)	—	(7)	(3)
Other income, net	2	3	7	9
Other income—affiliate	1	—	20	—
Total other expense	(95)	(111)	(279)	(372)

Net income	$528	$648	$1,742	$1,887

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$43	$109
Trade and other receivables, net of current expected credit losses	353	373
Trade receivables—affiliate	211	161
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	135	98
Inventory	127	131
Current derivative assets	16	84
Prepaid expenses	37	28
Other current assets, net	20	23
Other current assets—affiliate	22	22
Total current assets	964	1,030

Property, plant and equipment, net of accumulated depreciation	12,549	12,865
Derivative assets	14	98
Other non-current assets, net	204	170
Total assets	$13,731	$14,163

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$50	$49
Accrued liabilities	567	725
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	605	351
Due to affiliates	49	62
Deferred revenue	137	108
Deferred revenue—affiliate	1	—
Current derivative liabilities	139	250
Other current liabilities	1	10
Total current liabilities	1,549	1,560

Long-term debt, net of unamortized discount and debt issuance costs	6,435	8,030
Derivative liabilities	1,069	1,213
Other non-current liabilities	107	115
Other non-current liabilities—affiliate	20	21
Total liabilities	9,180	10,939

Member’s equity	4,551	3,224
Total liabilities and member’s equity	$13,731	$14,163

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	3,508	3,508
Distributions	(531)	(531)
Net income	566	566
Balance at June 30, 2025	3,543	3,543
Distributions	(350)	(350)
Contributions	830	830
Net income	528	528
Balance at September 30, 2025	$4,551	$4,551

Three and Nine Months Ended September 30, 2024
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2023	$1,397	$1,397
Distributions	(470)	(470)
Non-cash distributions for conveyance of property, plant and equipment (see Note 9)	(3)	(3)
Net income	665	665
Balance at March 31, 2024	1,589	1,589
Distributions	(415)	(415)
Contributions	1,130	1,130
Net income	574	574
Balance at June 30, 2024	2,878	2,878
Distributions	(500)	(500)
Net income	648	648
Balance at September 30, 2024	$3,026	$3,026
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$1,742	$1,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	423	419
Amortization of discount and debt issuance costs	10	13
Total gains on derivative instruments, net	(109)	(316)
Net cash provided by settlement of derivative instruments	6	23
Other, net	7	3
Changes in operating assets and liabilities:
Trade and other receivables	20	134
Trade receivables—affiliate	(50)	81
Trade receivables—related party	1	—
Inventory	4	6
Accounts payable and accrued liabilities	(141)	(271)
Accrued liabilities—related party	(5)	—
Total deferred revenue	21	48
Other, net	(51)	(31)
Other, net—affiliate	(54)	(9)
Net cash provided by operating activities	1,824	1,987

Cash flows from investing activities
Property, plant and equipment	(119)	(58)
Net cash used in investing activities	(119)	(58)

Cash flows from financing activities
Proceeds from borrowings	265	30
Redemptions and repayments of debt	(1,617)	(1,680)
Contributions	830	1,130
Distributions	(1,245)	(1,385)
Other	(4)	—
Net cash used in financing activities	(1,771)	(1,905)

Net increase (decrease) in restricted cash and cash equivalents	(66)	24
Restricted cash and cash equivalents—beginning of period	109	56
Restricted cash and cash equivalents—end of period	$43	$80

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

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of September 30, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Another subsidiary of CQP is developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project and is commercializing to support the additional liquefaction capacity associated with this potential expansion project.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2025 and 2024.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Trade receivables	$325	$367
Other receivables	28	6
Total trade and other receivables, net of current expected credit losses	$353	$373

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Materials	$99	$95
Natural gas	16	22
LNG	11	13
Other	1	1
Total inventory	$127	$131

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
LNG terminal
Terminal	$16,537	$16,387
Construction-in-process	77	125
Accumulated depreciation	(4,070)	(3,652)
Total LNG terminal, net of accumulated depreciation	12,544	12,860
Fixed assets
Fixed assets	20	20
Accumulated depreciation	(15)	(15)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$12,549	$12,865

Depreciation expense was $141 million and $139 million during the three months ended September 30, 2025 and 2024, respectively, and $420 million and $415 million during the nine months ended September 30, 2025 and 2024, respectively.

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$6	$(1,184)	$(1,178)	$—	$26	$(1,307)	$(1,281)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models, which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies.

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,184)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.468) - $0.295 / $(0.013)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	96% - 391% / 218%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$(1,147)	$(1,495)	$(1,307)	$(1,676)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(93)	46	(7)	163
Included in cost of sales, new deals (3)	(2)	2	(12)	17
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	60	69	147	119
Transfers out of level 3 (6)	(2)	2	(5)	1
Balance, end of period	$(1,184)	$(1,376)	$(1,184)	$(1,376)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(95)	$48	$(19)	$180

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period, which continue to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of September 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 13 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,516 TBtu and 4,733 TBtu as of September 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2025 and December 31, 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$(12)	$152	$109	$316

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	September 30, 2025	December 31, 2024
Current derivative assets	$16	$84
Derivative assets	14	98
Total derivative assets	30	182

Current derivative liabilities	(139)	(250)
Derivative liabilities	(1,069)	(1,213)
Total derivative liabilities	(1,208)	(1,463)

Derivative liability, net	$(1,178)	$(1,281)

Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2025	December 31, 2024
Gross assets	$242	$228
Offsetting amounts	(212)	(46)
Net assets	$30	$182

Gross liabilities	$(1,224)	$(1,464)
Offsetting amounts	16	1
Net liabilities	$(1,208)	$(1,463)
We had a collateral balance of $14 million and $13 million that was recorded within other current assets, net, and not netted on our Balance Sheets, as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Natural gas purchases	$415	$558
Liquefaction Project costs	72	79
Interest costs and related debt fees	51	81
Other accrued liabilities	29	7
Total accrued liabilities	$567	$725

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026	500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.747% and 4.746% at September 30, 2025 and December 31, 2024, respectively (1)	1,730	1,782
Total Senior Secured Notes	7,080	8,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	7,080	8,432

Current debt, net of unamortized discount and debt issuance costs (1)	(605)	(351)
Unamortized discount and debt issuance costs	(40)	(51)
Total long-term debt, net of unamortized discount and debt issuance costs	$6,435	$8,030

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of September 30, 2025 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	185
Available commitment	$815

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%
Maturity date	June 23, 2028

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

As of September 30, 2025, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest cost	$92	$115	$302	$381
Capitalized interest	(1)	(1)	(3)	(3)
Total interest expense, net of capitalized interest	$91	$114	$299	$378

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$7,080	$7,069	$8,432	$8,282

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both September 30, 2025 and December 31, 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our Revolving Credit Facility as of September 30, 2025 approximated the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues	$1,837	$1,479	$5,961	$4,653
LNG revenues—affiliate	518	526	1,738	1,441
Total revenues from contracts with customers	$2,355	$2,005	$7,699	$6,094

For the three and nine months ended September 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Nine Months Ended September 30, 2025
Deferred revenue, beginning of period	$216
Cash received but not yet recognized in revenue	127
Revenue recognized from prior period deferral	(106)
Deferred revenue, end of period	$237

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2025
Deferred revenue—affiliate, beginning of period	$6
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(1)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.9	7	$44.4	7
LNG revenues—affiliate	0.3	1	0.7	1
Total revenues	$42.2		$45.1

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues	58%	50%	60%	49%
LNG revenues—affiliate	68%	65%	72%	63%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$518	$526	$1,738	$1,441

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	—	4
Cargo loading fees under TUA	12	13	38	38
Contracts for Sale and Purchase of Natural Gas and LNG	—	1	—	—
Total cost of sales—affiliate	12	14	38	42

Operating and maintenance expense—affiliate
TUA	70	69	208	207
Natural Gas Transportation Agreement	20	20	61	61
Services Agreements (see Note 1)	31	32	98	96
LNG Site Sublease Agreement	—	—	1	1
Total operating and maintenance expense—affiliate	121	121	368	365

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	15	28	44

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	16	48	47

Other income—affiliate
Services Agreements (see Note 1) (2)	1	—	20	—

(1)These arrangements were with a related party who was partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.
(2)Represents the amount of cumulative income allocated to us by an affiliate, to whom we advance payments so that the affiliate may pay operating expenses on our behalf pursuant to our operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to us effective June 30, 2025. Prospectively, the affiliate will allocate such income to us in the same period the affiliate earns such interest and dividend income.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.
See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we did not convey any assets to SPLNG during the three months ended September 30, 2025 and 2024 or the nine months ended September 30, 2025. We conveyed $3 million of assets to SPLNG under this agreement during the nine months ended September 30, 2024.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $16 million in losses and $147 million in gains for the three months ended September 30, 2025 and 2024, respectively, and $103 million and $293 million in gains for the nine months ended September 30, 2025 and 2024, respectively. Interest income, which is included in interest and dividend income on our Statements of Operations, was $1 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $3 million and $9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	18%	17%	22%	23%	20%	19%
Customer B	14%	18%	15%	15%	13%	*
Customer C	18%	16%	16%	16%	19%	20%
Customer D	16%	16%	14%	14%	14%	18%
Customer E	*	*	*	*	12%	*

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$319	$454
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	5	11

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

LNG is natural gas (primarily methane) in liquid form and is a cleaner dispatchable fuel for power generation. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses.

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of September 30, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has five LNG storage tanks and three marine berths owned and operated by SPLNG, a subsidiary of CQP, and a 94-mile natural gas supply pipeline owned and operated by CTPL, a subsidiary of CQP.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement, with approximately 14 years of weighted average remaining life as of September 30, 2025, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing an expansion adjacent to the Liquefaction Project with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). In

February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the Natural Gas Act of 1938, as amended of 1938, as amended (the “NGA”) for authorization to site, construct and operate the Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude estimated debottlenecking opportunities. In October 2024, the authorization from the DOE to export LNG to FTA countries was received. In June 2025, we and other subsidiaries of CQP updated the application previously submitted to the FERC in February 2024 to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project, and is commercializing to support the additional liquefaction capacity associated with the Expansion Project. The Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.
Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Operational

•As of October 24, 2025, over 3,120 cumulative LNG cargoes totaling approximately 215 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In July 2025, we redeemed $1.0 billion aggregate principal amount outstanding of our 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”) using contributions received from CQP and cash on hand.
•In March 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”) at maturity.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,837	$1,479	$358	$5,961	$4,653	$1,308
LNG revenues—affiliate	518	526	(8)	1,738	1,441	297
Total revenues	2,355	2,005	350	7,699	6,094	1,605

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,279	772	507	4,177	2,397	1,780
Cost of sales—affiliate	12	14	(2)	38	42	(4)
Operating and maintenance expense	161	168	(7)	592	517	75
Operating and maintenance expense—affiliate	121	121	—	368	365	3
Operating and maintenance expense—related party	—	15	(15)	28	44	(16)
General and administrative expense	1	—	1	4	3	1
General and administrative expense—affiliate	16	16	—	48	47	1
Depreciation and amortization expense	142	140	2	423	419	4
Other operating costs and expenses	—	—	—	—	1	(1)
Total operating costs and expenses	1,732	1,246	486	5,678	3,835	1,843

Income from operations	623	759	(136)	2,021	2,259	(238)

Other income (expense)
Interest expense, net of capitalized interest	(91)	(114)	23	(299)	(378)	79
Loss on modification or extinguishment of debt	(7)	—	(7)	(7)	(3)	(4)
Other income, net	2	3	(1)	7	9	(2)
Other income—affiliate	1	—	1	20	—	20
Total other expense	(95)	(111)	16	(279)	(372)	93

Net income	$528	$648	$(120)	$1,742	$1,887	$(145)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	374	377	(3)	1,130	1,166	(36)

Net income

Net income declined by $120 million and $145 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, primarily attributable to:
•$162 million and $190 million, respectively, of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries, partially offset by favorable changes on our IPM agreement primarily due to the narrowing of global and U.S. domestic natural gas spreads, the effect of which is minimized by the relative change in volatilities of applicable global and U.S. domestic natural gas prices; and
•$62 million increase in operating and maintenance expense (including affiliate and related party) between the comparable nine month periods, primarily due to the completion of planned large-scale maintenance activities on two trains at the Liquefaction Project.

These unfavorable variances were partially offset by:
•$23 million and $79 million decreases, respectively, in interest expense, net of capitalized interest;
•$20 million increase in other income—affiliate between the comparable nine month periods; and
•$9 million and $36 million increases, respectively, in LNG revenues, net of cost of sales and excluding derivatives.

The following is an expanded discussion of the significant drivers of the variance in net income by line item:
Revenues

The $350 million and $1.6 billion increases in revenues during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $367 million and $1.8 billion increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing, partially offset by $18 million and $185 million decreases, respectively, during the comparable nine month periods from lower production volume primarily due to the planned large-scale maintenance activities, as further described above under the caption Net income.

Operating costs and expenses

The $486 million and $1.8 billion increases in operating costs and expenses during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to:
•$340 million and $1.5 billion increases, respectively, in the cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices, as further described above under the caption Revenues;
•$162 million and $190 million unfavorable changes, respectively, in fair value of agreements accounted for as derivative instruments included in cost of sales as further described above under the caption Net income; and
•$62 million increase in operating and maintenance expense (including affiliate and related party) between the comparable nine month periods, as a result of the planned large-scale maintenance activities, as further described above under the caption Net income.
Other income (expense)
The $16 million and $93 million favorable variances during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $23 million and $79 million decreases, respectively, in interest expense, net of capitalized interest, primarily due to a decrease in total indebtedness over both periods. The daily average debt balance decreased from $9.7 billion during the nine months ended September 30, 2024 to $8.0 billion during the same period of 2025, as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan. Additionally contributing to the favorable variance during the comparable nine month periods was a $20 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 9—Related Party Transactions.
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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$43
Revolving Credit Facility (1)	815
Total available liquidity	$858

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of September 30, 2025. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to September 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,824	$1,987
Net cash used in investing activities	(119)	(58)
Net cash used in financing activities	(1,771)	(1,905)
Net increase (decrease) in restricted cash and cash equivalents	$(66)	$24

Operating Cash Flows

The $163 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the nine months ended September 30, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Proceeds from borrowings	$265	$30
Redemptions and repayments of debt	(1,617)	(1,680)
Contributions	830	1,130
Distributions	(1,245)	(1,385)
Other	(4)	—
Net cash used in financing activities	$(1,771)	$(1,905)

Proceeds from Issuances of Debt and Borrowings

We borrowed $265 million and $30 million, respectively, under the Revolving Credit Facility during the nine months ended September 30, 2025 and 2024, respectively, which were repaid within the respective quarter in which the borrowings occurred, as shown in the table below.

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Nine Months Ended September 30,
	2025	2024
Redemptions and repayments of debt
5.750% Senior Notes due 2024	$—	$(300)
2025 Senior Notes	(300)	(1,350)
2026 Senior Notes	(1,000)	—
4.746% weighted average rate Senior Notes due 2037	(52)	—
Revolving Credit Facility	(265)	(30)
Total redemptions and repayments of debt	$(1,617)	$(1,680)

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

	September 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,178)	$292	$(1,281)	$342

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

Louisiana Department of Environmental Quality (“LDEQ”) Matter

We and another subsidiary of CQP are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022, we and the other subsidiary of CQP petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The EPA approved the petition on July 31, 2025 and in October 2025 the LDEQ confirmed that all remaining milestones under the 2023 Compliance Order have been met. We and the other subsidiary of CQP continue to work with the LDEQ to resolve the 2023 Compliance Order. As of December 2024, we and the other subsidiary of CQP had filed test results with the LDEQ indicating that for the 2024 testing period all 44 turbines met the relevant compliance standard. As of September 2025, for the 2025 testing period, all 44 turbines met the relevant compliance standard. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

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

SABINE PASS LIQUEFACTION, LLC

Date:	October 29, 2025	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 29, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)