Form 10-K
period 2025-12-31
Sabine Pass Liquefaction, LLC
filed 2026-02-26
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board, which requires the buyer to take delivery at seller's export terminal
FTA countries	countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the U.S.
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
International Climate Change-Related Policies	value-chain accountability and sectoral decarbonization standards, including EU Methane Emissions Regulation, FuelEU Maritime Regulation, International Maritime Organization's Net Zero Framework and Corporate Sustainability Due Diligence Directive
IPM agreement	integrated production marketing agreement in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
non-FTA countries	countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Tcf	trillion cubic feet
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2025 and the references to entities used in this annual report:

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

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

General

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE MKT: CQP), and based in Houston. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

LNG is natural gas (primarily methane) in liquid form and is a cleaner dispatchable fuel for power generation. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses.

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of December 31, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and an IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreement currently in effect, with approximately 13 years of weighted average remaining life as of December 31, 2025, we have contracted with third parties approximately 80% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). This expansion is being developed, and may be constructed, by an affiliate of ours outside of the Liquefaction Project, and is commercializing to support the additional liquefaction capacity associated with the project. The Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before a positive FID is made.
Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;

•commencing commercial delivery for, and continuing to fulfill all commercial commitments to, our long-term SPA customers;
•maximizing the production of LNG to serve our customers and generating steady and stable revenues and operating cash flows;
•optimizing the Liquefaction Project by leveraging existing infrastructure;
•maintaining a prudent and cost-effective capital structure; and
•strategically identifying actionable and economic environmental solutions.

Our Business

We shipped our first LNG cargo in February 2016 and as of February 20, 2026, over 3,270 cumulative LNG cargoes totaling over 225 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquefaction Project and Expansion Project

The Liquefaction Project, as described above under the caption General, is one of the largest LNG production facilities in the world with over 30 mtpa of total production capacity, five storage tanks and three marine berths.

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

(1)Excludes 950 Bcf/yr to FTA countries authorized in November 2025 for the Expansion Project that is effective for 25 years from the date of first commercial export from the Expansion Project.

In addition, CQP is developing the Expansion Project, as also described above under the caption General. In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Natural Gas Supply, Transportation and Storage

We have secured a portion of our expected natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements, including an IPM agreement. Additionally, to ensure that we are able to transport and manage the natural gas feedstock to the Liquefaction Project, we have transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties and CTPL.

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

Major Customers

Customers accounting for 10% or more of total revenues from contracts with external customers were as follows:

	Percentage of Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
BG Gulf Coast LNG, LLC and affiliates	23%	23%	24%
Korea Gas Corporation	16%	16%	17%
GAIL (India) Limited	15%	15%	16%
Naturgy LNG GOM, Limited	14%	14%	15%

All of the above customers contribute to our LNG revenues through SPA contracts.

Additional information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13—Segment Information and Customer Concentration of our Notes to Financial Statements.

Business Seasonality

Our results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Governmental Regulation

The Liquefaction Project is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. As further described in Risks Relating to Regulations within Item 1A. Risk Factors, these rigorous regulatory requirements are built into the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

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

On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process. On March 24, 2022, the FERC rescinded the Policy Statement and re-issued it as a draft. On September 12, 2025, the FERC issued an order terminating the proceeding to consider updates to the 1999 Policy Statement.

In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows the imposition of civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC thereunder up to approximately $1.6 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

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

DOE Export Licenses

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG Terminal, as discussed in Liquefaction Project and Expansion Project. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA, applications for exports of natural gas (including LNG) to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. As part of its review of applications for export of LNG to non-FTA countries, the DOE publishes a Notice of Application in the Federal Register whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest. The Expansion Project is currently pending non-FTA export approval with the DOE, although such approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s application to the DOE for authorization to export LNG to FTA countries and non-FTA countries. In November 2025, the updated authorization to export LNG to FTA countries was received. See Liquefaction Project and Expansion Project section above for FERC and DOE approved volumes on our existing Liquefaction Project.

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

We are supportive of reasonable regulations reducing methane emissions over time. Since 2009, the EPA has promulgated and finalized multiple greenhouse gas (“GHG”) emissions regulations related to reporting and reductions of GHG emissions from our facilities. On December 2, 2023, the EPA issued final rules to reduce methane and volatile organic compounds (“VOC”) emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. We do not believe such regulations will have a material adverse effect on our operations, financial condition or results of operations.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a waste emissions charge on methane emissions above a certain methane intensity threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program Part 98 regulations. The One Big Beautiful Bill Act (“OBBBA”), signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. We do not believe the methane charge will have a material adverse effect on our operations, financial condition or results of operations.

The timing, extent and impact of these rules and other Biden Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them.

Coastal Zone Management Act (“CZMA”)

The siting and construction of the Liquefaction Project within the coastal zone is subject to the requirements of the CZMA. The CZMA is administered by the states (in Louisiana, by the Louisiana Department of Conservation and Energy). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act

The Liquefaction Project is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., including discharges of wastewater and storm water runoff and fill/discharges into waters of the U.S. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Louisiana, by the LDEQ). The CWA regulatory programs, including the Section 404 dredge and fill permitting program and Section 401 water quality certification program carried out by the states, are frequently the subject of shifting agency interpretations and legal challenges, which at times can result in permitting delays.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Significant amounts of money have been invested recently and continue to be invested across Europe and Asia in natural gas projects. In Europe alone, over 50 mtpa of regasification capacity has been added since 2022 with more planned over the next few years to secure access to LNG and displace Russian natural gas imports. In India, over 8,000 kilometers of pipelines have started commissioning in the past several years and there are more than 9,000 kilometers of natural gas pipelines under construction to expand the natural gas distribution network and increase access to natural gas. And in China, hundreds of billions of U.S. dollars have been and are expected to be further invested all along the natural gas value chain to enable growth and decrease harmful emissions. Furthermore, some of the existing integrated liquefaction facilities outside of the U.S. have been experiencing issues related to reduced feed gas as a result of depleting upstream resources. Global supply contributions from these plants have been decreasing and LNG supply growth is expected to help support these shortages.

As a result of these dynamics, we expect natural gas and LNG to continue to play an important role in satisfying energy demand going forward. In its forecast published in the third quarter of 2025, Wood Mackenzie Limited (“WoodMac”) forecasted that global demand for LNG would increase by approximately 64%, from approximately 410 mtpa, or 19.7 Tcf, in 2024, to 671 mtpa, or 32.2 Tcf, in 2040 and by approximately 67% to 685 mtpa or 32.9 Tcf in 2050. WoodMac also forecasted LNG production from existing operational facilities and new facilities already under construction would be able to supply the market with approximately 568 mtpa in 2040, declining to about 472 mtpa in 2050. This could result in a market need for construction of an additional approximately 104 mtpa of LNG production by 2040 and about 212 mtpa by 2050. As a cleaner dispatchable fuel for power generation, we expect natural gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of the Liquefaction Project, as well as the proposed expansion at Sabine Pass is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

As described above under the caption General, we have limited exposure to oil price movements and other competing fuels as we have contracted a significant portion of our LNG production capacity under long-term SPAs and the IPM agreement currently in effect, which are structured to generate fixed fees in addition to variable fees indexed to Henry Hub or international LNG pricing. Refer to General for further discussion of our long-term agreements.
Competition

Despite the long term nature of our SPAs, when we need to replace or amend any existing SPA or enter into new SPAs, we will compete with other natural gas liquefaction projects throughout the world primarily on the basis of price per contracted volume of LNG at that time, as well as attributes such as commercial innovation, reliable production and customer-focused operations to provide flexible and tailored solutions to LNG buyers. We will compete with other natural gas liquefaction projects throughout the world, including our affiliate, Corpus Christi Liquefaction, LLC (“CCL”), primarily on the basis of price. Revenues associated with any incremental volumes of the Liquefaction Project, including those made available to Cheniere Marketing, will also be subject to market-based price competition. Refer to Item 1A. Risk Factors for further discussion of risks relating to market competition.

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges — expanding the global supply of clean, secure and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In August 2025, Cheniere published Together, We Deliver, its sixth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on environmental, social and governance (“ESG”) matters. Cheniere’s CR report is available at www.cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions so that it may better position its LNG supplies to remain competitive in a lower carbon future and provide energy, economic and environmental security to its customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop our climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain. In 2024, Cheniere announced a voluntary, measurement-informed Scope 1 annual methane emissions intensity target across its liquefaction facilities. The Scope 1 methane target builds upon Cheniere’s robust climate strategy and leverages data from its multi-scale quantification, monitoring, reporting and verification (“QMRV”) emissions measurement program. Cheniere achieved a methane emissions intensity for 2024, which received third party limited assurance, of less than its methane target of 0.03% across its liquefaction sites, as reported in its latest CR report.

As a key aspect of its strategy, Cheniere collaborates with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, QMRV of GHG emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. As a result of Cheniere’s efforts described above, in 2025, Cheniere achieved OGMP 2.0 Gold Standard reporting by the UNEP for its comprehensive methane emissions measurement and reporting under the OGMP 2.0 program and recognition by the Coalition for LNG Emissions Abatement toward Net-zero led by the Japan Organization for Metals and Energy Security. To ensure transparency and rigor, Cheniere works with academics and scientists to publish methodologies and results in multiple peer-reviewed journals.
Our total incremental expenditures related to climate initiatives, including capital expenditures, were not material to our Financial Statements during the years ended December 31, 2025, 2024 and 2023. However, as governments consider and implement actions to reduce GHG emissions and the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future climate and sustainability initiatives to evolve accordingly. While we have not incurred material direct expenditures related to climate change, we are proactive in our management of climate risks and opportunities, including compliance with existing and future government regulations. We face certain business and operational risks associated with physical impacts from climate change, such as exposure to severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Employees

We have no employees. We have contracts with subsidiaries of CQP and Cheniere for operations, maintenance and management services. See Note 11—Related Party Transactions of our Notes to Financial Statements for a discussion of such services agreements with our affiliate entities. As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 508 employees who directly supported the Sabine Pass LNG Terminal operations.

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
•Risks Relating to Our Relationship with Cheniere; and
•Risks Relating to Regulations.

Risks Relating to Our Financial Matters

An inability to source capital to supplement our available cash resources and existing revolving credit facility could cause us to have inadequate liquidity and could materially and adversely affect us.

As of December 31, 2025, we had $19 million of restricted cash and cash equivalents, $824 million of available commitments under our $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”) and $6.8 billion of total debt outstanding (before unamortized discount and debt issuance costs). We incur, and will incur, significant interest expense relating to financing the assets at the Liquefaction Project. Our ability to refinance our indebtedness may depend on our ability to access the debt capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, lending institutions’ evolving policies on financing businesses linked to fossil fuels and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement lenders or seek alternative financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.
Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2025, we had SPAs with approximately ten different third party customers, with customers under common control being considered a single customer, whereby four customers individually with revenues greater than 10% of total revenues from contracts with external customers accounted for an aggregate of 68% of total revenues from contracts with external customers for the year ended December 31, 2025.

While substantially all of our long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.
Additionally, our long-term SPAs entitle the customer to terminate their contractual obligations upon the occurrence of certain events which include, but are not limited to: (1) if we fail to make available specified scheduled cargo quantities; (2) delays in the commencement of commercial operations; and (3) under the majority of our SPAs, upon the occurrence of certain events of force majeure.

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

Our use of derivative instruments, including our IPM agreement, to manage risks could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP and our liquidity.

We use derivative instruments to manage certain risks, including commodity-related price risk. The extent of our derivative position at any given time depends on our assessment of risks and related exposures for these commodities. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile, which could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP. For example, as described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net income for the years ended December 31, 2025 and 2024 included $201 million and $388 million of gains, respectively, resulting from changes in the fair values of our derivatives, substantially all of which were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreement.

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

In addition, our liquidity may be adversely impacted by the cash margin requirements of the respective commodity exchanges or over-the-counter arrangements. As of December 31, 2025 and 2024, we had collateral posted with counterparties by us of $11 million and $13 million, respectively, which are included in other current assets, net in our Balance Sheets.
Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our facilities. In August 2020, we entered into an arrangement with an affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from another affiliate’s facility in the event operational conditions impact operations at the Sabine Pass LNG Terminal or at our affiliate’s terminal. During the year ended December 31, 2021, eight TBtu was loaded at the other affiliate’s facilities pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at the Sabine Pass LNG Terminal or related infrastructure, or interruptions to our power supply, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility are designed in accordance with the requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or for transporters to continue shipping natural gas to us from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the immediately preceding risk factor. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the immediately preceding risk factor. Additionally, composition changes in the quality of feed gas received from third parties may impact operational efficiency and performance, which could have an effect on our operating results. Our risk is in part mitigated by the diversification of our natural gas supply and transportation across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
We are dependent on our EPC partners and other contractors for the successful completion of any potential expansion projects, including the Expansion Project.

Timely and cost-effective completion of any potential expansion projects, including the Expansion Project, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our

EPC partners and any other contractors under their agreements. The ability of our EPC partners and any other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
•design and engineer each Train to operate in accordance with specifications;
•engage and retain third party subcontractors and procure equipment and supplies;
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

Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of any potential expansion projects, including the Expansion Project, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of EPC partners and our other contractors to pay liquidated damages under their agreements are frequently subject to caps on liability, as set forth therein.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of any potential expansion projects, including the Expansion Project, or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the construction of expansion projects, including the Expansion Project, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our investment decision on any potential future expansion of LNG facilities, including the Expansion Project, relies on cost estimates developed initially through front end engineering and design studies. However, due to the size and duration of construction of an LNG facility, the actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope and the ability of our EPC partners and other contractors to execute successfully under their agreements. Although our major EPC contracts have historically been fixed price, as construction progresses, we may decide or be forced to submit change orders to our contractor, including change orders to comply with existing or future environmental or other regulations. Any change orders could result in longer construction periods, higher construction costs, including increased commodity prices (particularly nickel and steel) and escalating labor costs, or both. Additionally, certain of our SPAs provide that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Significant increases in the cost of a liquefaction project or significant construction delays could impact the commercial viability of the project as well as require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is fully constructed (which could cause further delays), thereby negatively impacting our business and limiting our growth prospects. While historically we have not experienced cost overruns or construction delays that have had a significant adverse impact on our operations, factors giving rise to such events in the future may be outside of our control and could have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development and/or construction of additional Trains, including the Expansion Project, will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our growth strategy.

We continuously pursue liquefaction expansion opportunities and other projects along the LNG value chain. As described further in Items 1. and 2. Business and Properties, another subsidiary of CQP is currently developing the Expansion Project. The commercial development of an LNG facility takes a number of years and requires a substantial capital investment that is dependent on sufficient funding and commercial interest, among other factors.

We will require significant additional funding to be able to commence construction of the Expansion Project and any additional expansion projects, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development or construction of the Expansion Project or any additional expansion projects, which could have a material adverse effect on our growth strategy, financial condition, operating results, cash flow and liquidity.

Changes to U.S. trade policy could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The U.S. has recently enacted and proposed to enact significant new tariffs and trade restrictions. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, as part of its Section 301 investigation of the maritime, logistics and shipbuilding sector in China (the “Section 301 Investigation”), the Office of the U.S. Trade Representative (the “USTR”) in April 2025 mandated, among other things, restrictions on maritime transport services for U.S. LNG exports. These measures require that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047, with certain exceptions. In its original April 2025 notice, USTR had included the potential suspension of LNG export licenses as a remedy for non-compliance with the U.S. vessel restrictions; however, USTR subsequently removed the suspension language. In November 2025, the White House announced that, as part of the broader economic and trade relations deal with China, it had agreed to defer certain pending tariff and trade measures against China, including suspending for one year the implementation of fees on China-linked vessels pursuant to the Section 301 Investigation. However, the timeline for the U.S.-built vessel requirements for U.S. LNG exports thus far has not been modified. Given the ongoing evolution of the Section 301 Investigation measures, the potential impact of the restrictions on us and the LNG industry remains uncertain.

There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, trade agreements, trade restrictions and tariffs. Any resulting unwillingness or inability of LNG purchasers in such countries to import LNG from the U.S. or increases in pricing as a result of retaliatory tariffs on exported U.S. LNG, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•increasingly competitive North American LNG landscape;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand;
•reduced demand and lower prices for natural gas worldwide;

•increased demand for natural gas in North America;
•increased natural gas production worldwide, either domestically or deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas in North America;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding exported North American LNG, natural gas or alternative energy sources, which may reduce the demand for exported North American LNG and/or natural gas;
•political conditions in customer regions;
•sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;
•adverse relative demand for North American LNG compared to other sources, which may decrease LNG exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect our LNG business and the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Failure of exported LNG to be a long term competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Operations of the Liquefaction Project are dependent upon the ability of our SPA customers to deliver LNG supplies from North America, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside North America, which could increase the available supply of natural gas outside North America and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG purchasers or suppliers and merchants in such countries to import LNG from the U.S. Furthermore, some foreign purchasers or suppliers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or from our competitors’ liquefaction facilities in the U.S.

As described in Market Factors and Competition in Items 1. and 2. Business and Properties, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from North America, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in North America.

As described in General in Items 1. and 2. Business and Properties, as of December 31, 2025, we have contracted with third parties through our SPAs and IPM agreement currently in effect approximately 80% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, to sell in the global market under spot sales or other short-term agreements. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the U.S. could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•decreases in demand for LNG or increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our Liquefaction Project;
•increases in the cost to supply power to our Liquefaction Project;
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
A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

The LNG industry is increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our liquefaction operations. Cyberattacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyberattacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, our Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyberattack involving our business or operational control systems or related infrastructure, or that of third parties pipelines with whom we do business, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

Outbreaks of infectious diseases, such as COVID-19, at our facilities could adversely affect our operations or business.

Our facilities at the Liquefaction Project are critical infrastructure and continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including subsequent variants, had no adverse impact on our on-going operations, the risk of future variants and other infectious diseases is unknown and the outbreak of a more potent variant or another infectious disease in the future at one or more of our facilities could adversely affect our operations or business.

Risks Relating to Our Relationship with Cheniere

We are entirely dependent on Cheniere and CQP for key personnel, and the unavailability of skilled workers or Cheniere or CQP’s failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our key personnel could affect our business results.

As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 508 employees who directly supported the Sabine Pass LNG Terminal operations. We have contracted with subsidiaries of Cheniere and CQP to provide the personnel necessary for the operation, maintenance and management of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel to provide sufficient support for the aforementioned services. Cheniere competes with other liquefaction projects in the U.S. and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to support us and to provide our customers with the highest quality service. We also compete with any other project Cheniere is operating or developing, including, as further described in Market Factors and Competition in Items 1. and 2. Business Properties, the operation and construction of its liquefaction project near Corpus Christi, Texas, for the time and expertise of Cheniere’s personnel. Further, Cheniere faces competition for these highly skilled employees in the vicinity of our operations and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and we do not have any employment contracts or other agreements with key personnel binding them to provide services to us for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.

A shortage in the labor pool of skilled workers, remoteness of our site locations, general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult for Cheniere to attract and retain qualified personnel and could require an increase in the wage and benefits packages that Cheniere offers. In addition, Cheniere is also subject to increased competition for skilled workers from new entrants to the LNG market. Currently, our payments to Cheniere for labor consist of reimbursement of cost plus a fixed monthly fee (indexed for inflation) per Train, therefore any increases in Cheniere’s costs will increase our operating costs, which could materially and adversely affect our business results.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of Cheniere’s affiliates. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, as described in Market Factors and Competition, Cheniere, through CCL, is currently operating, and further constructing and developing expansion projects at, a natural gas liquefaction facility near Corpus Christi, Texas and CCL has entered into SPAs with third-parties and affiliates of Cheniere for the sale of LNG from this natural gas liquefaction facility, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to any of our future Trains.

We have and expect to continue to have numerous contracts and commercial arrangements with Cheniere and its affiliates, including future SPAs, transportation, interconnection, marketing and gas balancing arrangements, as well as servicing and other agreements and arrangements that cannot now be anticipated. In those circumstances where additional contracts with Cheniere and its affiliates may be necessary or desirable, additional conflicts of interest may be involved.

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

The design, construction and operation of Trains, including those at the Liquefaction Project and the Expansion Project, as well as the export of LNG are highly regulated activities. Approvals of the FERC and DOE under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and export LNG.

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of all of our Trains and related facilities of the Liquefaction Project. In February 2024, we and other subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the Expansion Project and in June 2025, we and other subsidiaries of CQP submitted an updated application to the FERC reflecting a two-phased approach to the Expansion Project. To date, the DOE has also issued orders under Section 3 of the NGA authorizing us to export domestically produced LNG, as further detailed in DOE Export Licenses in Our Business. We currently have the Expansion Project pending non-FTA export approval with the DOE, although approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application.

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

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of the Sabine Pass LNG Terminal, including FERC, PHMSA, EPA and the U.S. Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or increased capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. On December 2, 2023, the EPA issued final rules to reduce methane and VOC emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that would have applied to our facilities beginning in calendar year 2024. The OBBBA, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our Liquefaction Project, or could increase compliance costs for our operations.

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

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Financial Statements for the years ended December 31, 2025, 2024 and 2023. Revised, reinterpreted or additional laws and regulations that result in increased compliance, operating or construction costs or restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Additions or changes in tax laws and regulations could potentially affect our financial results or liquidity.

Tax laws and regulations are complex and rapidly evolving. We are subject to various taxes in the jurisdictions where we operate. Changes to local, state or domestic tax laws, their interpretation, enforcement practices, and rates, including changes related to tariffs and duties, are beyond our control and could affect our tax obligations, compliance costs, financial results and cash flows. We continuously monitor and assess proposed tax legislation that could negatively impact our business.

Additionally, we have ad valorem legacy property tax incentives secured for the Sabine Pass LNG Terminal that begin to expire starting in 2027, with continuing incentive roll-off thereafter over the longer term. The magnitude of property tax changes once our incentives expire is uncertain, but will be influenced, both in the near and longer term, by various factors including future local tax rates, local tax rate compression dynamics, and variation in our assessed property values over time.

Further, we have a state tax sharing agreement with Cheniere, effective for tax returns due on or after August 2012, under which Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we would be required to pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. While to date there have been no state or local tax payments demanded by Cheniere under the tax sharing agreement, any payment demanded by Cheniere could adversely affect our financial results and cash flows.

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

Risk Management and Strategy

As part of its broader approach to risk management, Cheniere’s cybersecurity program is designed to follow a “govern, identify, protect, detect, respond and recover” approach to cybersecurity that is based on the National Institute of Standards and Technology Cybersecurity Framework (“CSF”). Cheniere’s strategy also includes segmentation of corporate and operations networks, defense in depth and the principle of least privilege. Operational networks have fundamentally distinct safety and reliability standards and pose unique threats in comparison to information technology networks. Realizing these differences, Cheniere routinely evaluates opportunities to refine its cybersecurity program in order to mitigate operational network risks. Cheniere includes business continuity planning as a component of its strategy to help ensure critical systems are available to support the Company in the instance of a disruptive event. Cheniere also participates in various industry organizations to stay abreast of recent trends and developments.
On an ongoing basis, Cheniere assesses its people, processes and technology and, when necessary, adjusts the overall program in an effort to adapt to the ever-evolving cyber and geopolitical landscapes. Cheniere conducts regular assessments and audits, cross-functional risk mitigation exercises and risk strategy sessions to identify cybersecurity risks, applicable regulatory requirements and industry standards. These engagements are also designed to exercise, assess the maturity of and enhance Cheniere’s Cybersecurity Incident Response Plan. To support these efforts, Cheniere has contracted with third parties to perform facility and system penetration tests, compromise assessments of information technology systems and security maturity assessments of its corporate and operational networks. Cheniere maintains a training program to help its personnel identify and assist in mitigating cybersecurity and data security risks. Cheniere’s employees and the members of the Board participate in periodic training, user awareness campaigns and additional issue-specific training as needed. Cheniere also provides periodic training for certain contractors who have access to its information technology networks.

With respect to third party service providers, Cheniere’s information security program includes conducting risk-based due diligence of certain service providers’ information security programs prior to onboarding. Cheniere seeks to contractually require third party service providers with access to its information technology systems, sensitive business data or personal information to maintain reasonable security controls and restrict their ability to use Cheniere’s data, including personal information, for purposes other than to provide services to them, except as required by applicable law. Cheniere also seeks to negotiate contractual requirements which compel its service providers to notify them of information security incidents occurring on their systems which may affect Cheniere’s systems or data, including personal information.

During the year ended December 31, 2025, cybersecurity incidents and threats did not materially affect our business, results of operations or financial condition.

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

Risks that could affect us are an integral part of Board and Audit Committee deliberations throughout the year. Cybersecurity risks are integrated into Cheniere’s enterprise risk assessment process, which is reviewed by Cheniere’s Board at least annually. The Board has oversight responsibility for assessing the primary risks facing us (including cybersecurity risks), the relative magnitude of these risks and management’s plan for mitigating these risks, while the Audit Committee of the Board has been delegated the authority to oversee and periodically review the security of CQP’s information technology systems and controls, including programs and defenses against cybersecurity threats. The Audit Committee discusses with the management of CQP’s general partner its cybersecurity risk exposures and the steps management has taken to mitigate such exposures, including risk assessment and risk management policies. On a quarterly basis, Cheniere’s cybersecurity leadership team updates the Audit Committee on the overall status of its cybersecurity program, key operational metrics, current assessments, cybersecurity issues or events and pertinent events related to cybersecurity.

For additional information about cybersecurity risks, see the risk A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation under Risks Relating to Our Operations and Industry in Item 1A.Risk Factors.
ITEM 3.    LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

LDEQ Matter

We and SPLNG are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the EPA stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022, we and the other subsidiary of CQP petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The EPA approved the petition on July 31, 2025 and in October 2025 the LDEQ confirmed that all remaining milestones under the 2023 Compliance Order have been met. We and the other subsidiary of CQP continue to work with the LDEQ to resolve the 2023 Compliance Order. As of December 2025, we and the other subsidiary of CQP had filed test results with the LDEQ indicating that for the 2025 testing period all 44 turbines met the relevant compliance standard. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.
ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2023 and variance drivers between the year ended December 31, 2024 as compared to December 31, 2023 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited liability company formed by CQP to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We own the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass. Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. For further discussion of our business, see Items 1. and 2. Business and Properties. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, as well as the current geopolitical environment that has intensified the demand for supply security, should enable us to enter into long-term agreements and provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-K include the following:

Strategic

•In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Operational

•As of February 20, 2026, over 3,270 cumulative LNG cargoes totaling over 225 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•During the second quarter of 2025, we completed planned large-scale maintenance activities on two Trains at the Liquefaction Project.

Financial

•In December 2025, we redeemed $300 million aggregate principal amount of our 5.875% Senior Secured Notes due 2026 (the “2026 Senior Notes”) and subsequently in February 2026, we redeemed the remaining $200 million aggregate principal amount of our 2026 Senior Notes.
•In November 2025, S&P revised its outlook on SPL’s issuer credit rating to positive from stable in December 2025.
•In July 2025, we redeemed $1.0 billion aggregate principal amount outstanding of our 2026 Senior Notes using contributions received from CQP and cash on hand.
•In March 2025, we repaid the remaining $300 million aggregate principal amount outstanding of our 5.625% Senior Secured Notes due 2025 (the “2025 Senior Notes”) at maturity.

Market Environment

Our results of operations are affected by the market environment in which we operate, including known trends and uncertainties, macroeconomic factors and other external environmental factors.

With just under 20 mtpa of year on year (“YoY”) increase in LNG supplies globally in 2025, the LNG market is transitioning from a multi-year state of tight market conditions into a period of rapid growth. The continued ramp up in new LNG supplies from the U.S. and Canada mark the start of a more ample supply landscape which is expected to loosen global balances over the next few years and result in a more moderate and stable price environment for LNG. Sustained downward pressure on global prices could potentially unlock latent demand that has otherwise been priced out since the disruption of Russian natural gas supply to Europe.

The increase in supply corresponded to a 5% YoY uptick in trade, which was primarily supported by Europe and the Middle East and North Africa (“MENA”) region amid weaker demand in Asia. Europe’s demand for LNG increased approximately 27% YoY in 2025 reaching a record level of approximately 125 mtpa. The main driver for this growth continues to be the replacement of Russian natural gas and the replenishment of underground storage inventories. We expect this driver to continue to play an important role in keeping LNG demand in Europe resilient, especially in light of the European Parliament’s vote to ban all residual Russian natural gas, including Russian LNG by 2027. The MENA region also contributed to demand growth in 2025 with imports increasing 7 mtpa or 62% versus 2024. Egypt was the main driver of this increase as it resorted to additional LNG imports to satisfy its growing domestic energy needs and supplement its own natural gas production.

Asia’s LNG consumption however was down about 4% in 2025, dropping by 12 mtpa to 270 mtpa. While many of the major markets in Asia saw YoY declines, China’s was the largest, representing nearly the entire YoY change in the region. China’s LNG imports declined 16% or 12 mtpa YoY, due to broader, likely transient macro-economic challenges. Natural gas demand growth in China slowed in 2025 and higher piped natural gas flows from Russia and robust domestic natural gas production decreased the call on LNG.

Despite weaker demand in Asia and an easing in geopolitical conflicts during the second half of 2025, average prices remained elevated versus 2024. The Japan Korea Marker (“JKM”) monthly settlement prices in 2025 averaged $12.71 per MMBtu, 7.5% higher YoY while those for Title Transfer Facilities (“TTF”) averaged $12.04 per MMBtu, 10.3% higher YoY. Strong storage injections, an increase in LNG supply and expectations of mild weather resulted in downward pressure in the second half of the year with monthly settlements averaging at least $1.76 per MMBtu lower for JKM and $2.34 per MMBtu lower for TTF versus the first half of the year. Henry Hub monthly settlements averaged $3.43 per MMBtu during 2025.

As referenced above, expectations of significant LNG capacity expansions in the next few years, and the recent momentum in FIDs if continued, are likely to keep the price trajectory trending lower in Asia and Europe. We expect the price elastic markets, particularly in Asia, to respond to the increased availability and affordability of supply by growing imports to satisfy latent demand as well as organic longer-term growth.

Results of Operations

	Year Ended December 31,
(in millions)	2025	2024	Variance
Revenues
LNG revenues	$8,200	$6,550	$1,650
LNG revenues—affiliate	2,358	1,954	404
Total revenues	10,558	8,504	2,054

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,677	3,569	2,108
Cost of sales—affiliate	51	55	(4)
Operating and maintenance expense	779	701	78
Operating and maintenance expense—affiliate	497	493	4
Operating and maintenance expense—related party	28	58	(30)
General and administrative expense	6	5	1
General and administrative expense—affiliate	64	62	2
Depreciation and amortization expense	565	559	6
Other operating costs and expenses	—	2	(2)
Total operating costs and expenses	7,667	5,504	2,163

Income from operations	2,891	3,000	(109)

Other income (expense)
Interest expense, net of capitalized interest	(386)	(489)	103
Loss on modification or extinguishment of debt	(8)	(3)	(5)
Other income, net	9	12	(3)
Other income—affiliate	21	—	21
Total other expense	(364)	(480)	116

Net income	$2,527	$2,520	$7

Volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
	2025	2024	Variance
Volumes loaded and recognized as revenues (in TBtu)	1,546	1,567	(21)

2025 vs. 2024

Net income increased by $7 million during the year ended December 31, 2025 as compared to the same period of 2024 primarily due to a $199 million increase in revenues, net of cost of natural gas feedstock, from increased Henry Hub pricing that was largely offset by $187 million of unfavorable changes in fair value of agreements accounted for as derivative instruments. The following is an expanded discussion of the significant drivers of the variance in net income.

Total revenues

The $2.1 billion increase in total revenues during the year ended December 31, 2025 as compared to the same period of

2024 was primarily attributable to:
•$2.1 billion increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; partially offset by
•$140 million decrease from lower production volume primarily due to the planned large-scale maintenance activities.

Total operating costs and expenses

The $2.2 billion increase in total operating costs and expenses during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$1.9 billion increase in the cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices;
•$187 million unfavorable change in fair value of agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries, that was partially offset by a gain on our IPM agreement from the narrowing of global and U.S. domestic natural gas spreads and the effect of relative change in volatilities of applicable global and U.S. domestic natural gas prices; and
•$52 million increase in operating and maintenance expense (including affiliate and related party), mainly as a result of the planned large-scale maintenance activities on two trains at the Liquefaction Project.

Total other expense

The $116 million favorable variance in total other expense during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$103 million decrease in interest expense, net of capitalized interest, substantially all due to a decrease in gross interest cost because of a decrease in total indebtedness as debt continued to be paid down as part of Cheniere’s long-term capital allocation plan — see Note 9—Debt for our outstanding balances as of December 31, 2025 and 2024; and
•$21 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 11—Related Party Transactions.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. For commodity derivative instruments, including those related to our IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Additionally, see Items 1. and 2. Business and Properties for discussion of our business seasonality.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

December 31, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$19
Revolving Credit Facility (1)	824
Total available liquidity	$843

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of December 31, 2025. See Note 9—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to December 31, 2025 will be driven by future sources of liquidity and future cash requirements, as further discussed under the caption Future Sources and Uses of Liquidity.

Future Sources and Uses of Liquidity

The following discussion of our future sources and uses of liquidity includes estimates that reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2025. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.

Future Sources of Liquidity under Executed Contracts

We expect future material sources of liquidity to be derived from our long-term customer arrangements and structured cash flows under our SPAs. As described in Items 1. and 2. Business and Properties, these contracts with creditworthy counterparties form the foundation of our business and provide us with significant, stable, long-term cash flows.
We are contractually entitled to significant future consideration contracted under our long-term SPAs that has not yet been recognized as revenue. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be significant to our future liquidity. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We have estimated revenues under agreements with terms dependent on project milestone dates based on the estimated dates as of December 31, 2025. The following table summarizes our estimate of revenues to be received from executed long-term SPAs as of December 31, 2025 (in billions):

	Estimated Revenues Under Executed SPAs by Period (1) (2)
	2026	2027 - 2030	Thereafter	Total
LNG revenues (fixed fees)	$3.7	$13.7	$24.1	$41.5
LNG revenues (variable fees) (3)	6.2	21.6	43.4	71.2
Total	$9.9	$35.3	$67.5	$112.7

(1)LNG revenues exclude revenues from contracts with original expected durations of one year or less.
(2)LNG revenues (including $0.5 billion and $1.0 billion of fixed fees and variable fees, respectively, from affiliates) exclude an SPA with Cheniere Marketing associated with our IPM agreement, for which pricing is linked to international natural gas prices.

(3)LNG revenues (variable fees) reflect the assumption of delivery of all contractual volumes, irrespective of any contractual right of non-delivery. LNG revenues (variable fees) are based on estimated forward prices and basis spreads as of December 31, 2025.

Under our SPAs and IPM agreement currently in effect, we have contracted with third parties approximately 80% of the total anticipated production through the mid-2030s from our liquefaction capacity that is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. As described in General, under our SPAs, customers purchase LNG on an FOB basis generally for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The variable fees under our SPAs were generally sized with the intention to cover the supply and transportation of natural gas and the liquefaction fuel consumed to produce the LNG to be sold under each such SPA, thus limiting our exposure to future U.S. natural gas price increases. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

The table above excludes an SPA with Cheniere Marketing under which we sell LNG at pricing linked to the same global gas market prices as our IPM agreement. The IPM agreement under which we pay for natural gas feedstock based on global gas prices less liquefaction fees and certain costs incurred by us, generates a take-or-pay style fixed liquefaction fee when viewed in conjunction with the associated SPA. Over a remaining fixed term of 12 years, we expect to generate liquidity from the approximately 531 TBtu of LNG yet to be delivered under this SPA as of December 31, 2025.

Additional Future Sources of Liquidity

Available Commitments under our Credit Facility

As of December 31, 2025, we had $824 million in available commitments under the Revolving Credit Facility subject to compliance with the applicable covenants, to potentially meet liquidity needs. The Revolving Credit Facility matures in 2028.

Disciplined Accretive Growth

Our significant land position at the Sabine Pass LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at a strategically advantaged location with proximity to pipeline infrastructure and resources. In June 2025, we and other subsidiaries of CQP updated the Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations related to our core operations under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2026	2027 - 2030	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements excluding our IPM agreement (3) (4)	$4.4	$7.5	$0.5	$12.4
Natural gas transportation and storage service agreements (5)	0.4	1.4	2.3	4.1
TUAs (6)	0.4	1.4	1.5	3.3
Other purchase obligations (7)	0.1	0.3	0.8	1.2
Total	$5.3	$10.6	$5.1	$21.0

(1)Agreements in force as of December 31, 2025 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2025.
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
(4)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2025.
(5)Natural gas transportation and storage services agreements include $0.9 billion in obligations to affiliates.
(6)TUAs include $2.9 billion of purchase obligations to affiliates under the TUA and $0.4 billion of payments under our partial TUA assignment agreement with TotalEnergies Gas & Power North America, Inc. (“TotalEnergies”).
(7)Other purchase obligations include $1.0 billion of purchase obligations to affiliates under service agreements.

Natural Gas Supply, Transportation and Storage Service Agreements

Excluding our IPM agreement, we have secured approximately 3,406 TBtu of natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements with remaining fixed terms of up to 6 years. As of December 31, 2025, we have secured approximately 73% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2026, excluding the 3% of which has been secured under our IPM agreement. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2026. As further described in Future Sources of Liquidity under Executed Contracts, the pricing structure of our SPAs often incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, thus limiting our net exposure to future increases in natural gas prices.

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

Terminal Use Agreements

We have a TUA with SPLNG under which they provide berthing for LNG vessels and for unloading, loading, storage and regasification of LNG.

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
Additional Future Cash Requirements for Operations and Capital Expenditures

Operational Services

We do not have any employees, and thus have contracts with subsidiaries of Cheniere and CQP for operations, maintenance and management services. As described in Note 11—Related Party Transactions, our payment structures under the services agreements primarily consist of cost reimbursement, plus a compensating fee based on a fixed amount (indexed for inflation) per Train in service. Prior to the substantial completion of a Train, a compensating fee is charged based on a percentage of the capital expenditures of the Train under construction.

As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 508 employees who directly supported the Sabine Pass LNG Terminal operations.

Disciplined Accretive Growth

The FID of any expansion projects, including the Expansion Project, may result in additional cash requirements to fund the construction and operations of such projects in excess of our current contractual obligations under executed contracts discussed above, although expansion may be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2026	2027 - 2030	Thereafter	Total
Debt	$0.3	$5.4	$1.1	$6.8
Interest payments	0.3	0.7	0.2	1.2
Total	$0.6	$6.1	$1.3	$8.0

(1)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2025. Debt and interest payments do not contemplate repurchases, repayments and retirements that we may make prior to contractual maturity.

Debt

As of December 31, 2025, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $6.8 billion and the Revolving Credit Facility with no outstanding loan balances. As of December 31, 2025, we were in compliance with all covenants related to our debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 9—Debt of our Notes to Financial Statements.

Interest

As of December 31, 2025, our senior notes had a weighted average contractual interest rate of 4.65%. Interest on borrowings under the Revolving Credit Facility will bear interest at a variable rate per annum equal to Term SOFR or the base rate specified therein, and we are subject to interest rates on outstanding balances, commitment fees on undrawn balances and letter of credit fees on issued letters of credit. We had $176 million aggregate amount of issued letters of credit under the Revolving Credit Facility as of December 31, 2025. Further discussion of our credit facilities can be found in Note 9—Debt of our Notes to Financial Statements.

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

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,711	$2,840
Net cash used in investing activities	(134)	(97)
Net cash used in financing activities	(2,667)	(2,690)
Net increase (decrease) in restricted cash and cash equivalents	$(90)	$53

Operating Cash Flows

The $129 million decrease between the periods was primarily related to decreased cash flows attributed to working capital, mainly due to differences in timing of cash collections from the sale of LNG cargoes, which was partially offset by higher net cash inflows from LNG sales, as explained above in Results of Operations.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the years ended December 31, 2025 and 2024 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2025	2024
Proceeds from borrowings	$265	$30
Redemptions and repayments of debt	(1,917)	(2,030)
Contributions	830	1,130
Distributions	(1,839)	(1,820)
Other	(6)	—
Net cash used in financing activities	$(2,667)	$(2,690)

Proceeds from Borrowings

We borrowed $265 million and $30 million, respectively, under the Revolving Credit Facility during the years ended December 31, 2025 and 2024, respectively, which were repaid within the respective quarter in which the borrowings occurred, as shown in the table below.

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-year activity (in millions):

	Year Ended December 31,
	2025	2024
Redemptions and repayments of debt
5.750% Senior Notes due 2024	$—	$(300)
2025 Senior Notes	(300)	(1,700)
2026 Senior Notes	(1,300)	—
4.746% weighted average rate Senior Notes due 2037	(52)	—
Revolving Credit Facility	(265)	(30)
Total redemptions and repayments of debt	$(1,917)	$(2,030)

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

Fair Value of Level 3 Liquefaction Supply Derivatives

Our derivative instruments are recorded at fair value unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. We record changes in the fair value of our derivative positions through earnings based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 2—Summary of Significant Accounting Policies of our Notes to Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

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

Additionally, the valuation of certain liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of liquefaction supply derivatives valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2025 and 2024 (in millions). The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2025	2024
Favorable changes in fair value of liquefaction supply derivatives still held at the end of the period	$88	$184

The changes in fair value on instruments held at the end of both years are primarily attributed to a significant variance in the estimated and observable forward international LNG commodity prices on our IPM agreement in effect during the years ended December 31, 2025 and 2024.

The estimated fair value of level 3 liquefaction supply derivatives recognized in our Balance Sheets as of December 31, 2025 and 2024 amounted to a liability of $1.0 billion and $1.3 billion, respectively.

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

	December 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,055)	$281	$(1,281)	$342

See Note 6—Derivative Instruments of our Notes to Financial Statements for additional details about our commodity derivative instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

SABINE PASS LIQUEFACTION, LLC

MANAGEMENT’S REPORT TO THE MEMBER OF SABINE PASS LIQUEFACTION, LLC

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Sabine Pass Liquefaction. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Sabine Pass Liquefaction’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Sabine Pass Liquefaction maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sabine Pass Liquefaction, LLC (the Company) as of December 31, 2025 and 2024, the related statements of operations, member’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Fair value of the level 3 liquefaction supply derivatives
As discussed in Notes 2 and 6 to the financial statements, the Company recorded fair value of level 3 liquefaction supply derivatives of $(1,032) million as of December 31, 2025, which included the fair value of the IPM agreement. The IPM agreement is a natural gas supply contract for the operation of the liquefied natural gas facilities. The fair value of the IPM agreement is developed using internal models, including option pricing models. The models incorporate significant unobservable inputs, including future prices of energy units in unobservable periods and volatility.
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

Houston, Texas
February 25, 2026

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues
LNG revenues	$8,200	$6,550	$6,991
LNG revenues—affiliate	2,358	1,954	2,475
Total revenues	10,558	8,504	9,466

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,677	3,569	2,721
Cost of sales—affiliate	51	55	76
Operating and maintenance expense	779	701	759
Operating and maintenance expense—affiliate	497	493	488
Operating and maintenance expense—related party	28	58	62
General and administrative expense	6	5	4
General and administrative expense—affiliate	64	62	61
Depreciation and amortization expense	565	559	554
Other operating costs and expenses	—	2	3
Total operating costs and expenses	7,667	5,504	4,728

Income from operations	2,891	3,000	4,738

Other income (expense)
Interest expense, net of capitalized interest	(386)	(489)	(595)
Loss on modification or extinguishment of debt	(8)	(3)	(6)
Other income, net	9	12	14
Other income—affiliate	21	—	—
Total other expense	(364)	(480)	(587)

Net income	$2,527	$2,520	$4,151

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)

	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$19	$109
Trade and other receivables, net of current expected credit losses	503	373
Trade receivables—affiliate	239	161
Trade receivables, net of current expected credit losses—related party	—	1
Advances to affiliates	127	98
Inventory	159	131
Current derivative assets	—	84
Prepaid expenses	28	28
Other current assets, net	20	23
Other current assets—affiliate	22	22
Total current assets	1,117	1,030

Property, plant and equipment, net of accumulated depreciation	12,431	12,865
Derivative assets	9	98
Other non-current assets, net	202	170
Total assets	$13,759	$14,163

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$46	$49
Accrued liabilities	864	725
Accrued liabilities—related party	—	5
Current debt, net of unamortized discount and debt issuance costs	306	351
Due to affiliates	63	62
Deferred revenue	107	108
Deferred revenue—affiliate	1	—
Current derivative liabilities	164	250
Other current liabilities	4	10
Total current liabilities	1,555	1,560

Long-term debt, net of unamortized discount and debt issuance costs	6,437	8,030
Derivative liabilities	900	1,213
Other non-current liabilities	104	115
Other non-current liabilities—affiliate	21	21
Total liabilities	9,017	10,939

Commitments and contingencies (see Note 12)

Member’s equity	4,742	3,224
Total liabilities and member’s equity	$13,759	$14,163

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)

	Sabine Pass LNG-LP, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2022	$(1,748)	$(1,748)
Contributions (excluding items shown separately below)	1,190	1,190
Non-cash contributions related to extinguishment of debt	2	2
Distributions (excluding items shown separately below)	(2,194)	(2,194)
Non-cash distributions to affiliates for conveyance of property, plant and equipment (see Note 11)	(4)	(4)
Net income	4,151	4,151
Balance at December 31, 2023	1,397	1,397
Contributions	1,130	1,130
Distributions (excluding the item shown separately below)	(1,820)	(1,820)
Non-cash distributions for conveyance of property, plant and equipment (see Note 11)	(3)	(3)
Net income	2,520	2,520
Balance at December 31, 2024	3,224	3,224
Contributions	830	830
Distributions	(1,839)	(1,839)
Net income	2,527	2,527
Balance at December 31, 2025	$4,742	$4,742

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$2,527	$2,520	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	565	559	554
Amortization of discount and debt issuance costs	13	17	21
Total gains on derivative instruments, net	(209)	(402)	(2,082)
Net cash provided by (used for) settlement of derivative instruments	(17)	26	(2)
Other, net	10	6	10
Changes in operating assets and liabilities:
Trade and other receivables	(130)	(5)	254
Trade receivables—affiliate	(77)	116	276
Trade receivables—related party	1	(1)	—
Inventory	(28)	(9)	20
Accounts payable and accrued liabilities	147	8	(513)
Accrued liabilities—related party	(5)	—	(2)
Total deferred revenue	(12)	39	45
Other, net	(41)	(16)	40
Other, net—affiliate	(33)	(18)	54
Net cash provided by operating activities	2,711	2,840	2,826

Cash flows from investing activities
Property, plant and equipment	(134)	(97)	(146)
Other	—	—	(6)
Net cash used in investing activities	(134)	(97)	(152)

Cash flows from financing activities
Proceeds from borrowings	265	30	—
Redemptions and repayments of debt	(1,917)	(2,030)	(1,700)
Contributions	830	1,130	1,190
Distributions	(1,839)	(1,820)	(2,194)
Other	(6)	—	(6)
Net cash used in financing activities	(2,667)	(2,690)	(2,710)

Net increase (decrease) in restricted cash and cash equivalents	(90)	53	(36)
Restricted cash and cash equivalents—beginning of period	109	56	92
Restricted cash and cash equivalents—end of period	$19	$109	$56

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE MKT: CQP), and based in Houston. We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of December 31, 2025 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks, vaporizers and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

Another subsidiary of CQP is developing an expansion project to provide additional liquefaction capacity adjacent to the Liquefaction Project and is commercializing to support the additional liquefaction capacity associated with this potential expansion project. This project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before a positive FID is made.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the years ended December 31, 2025, 2024 and 2023.

We are a disregarded entity for federal, state and local income tax purposes. Our taxable income or loss is passed on to the partners of CQP based on their allocable share of CQP’s taxable income, as CQP is a disregarded entity and not subject to income taxes. Accordingly, no provision or liability for income taxes is included in the accompanying Financial Statements. However, certain other state or local taxes owed by us are subject to a state tax sharing arrangement we have with Cheniere, as described in Note 11—Related Party Transactions.
At December 31, 2025, the tax basis of our assets and liabilities was $8.3 billion less than the reported amounts of our assets and liabilities.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Financial Statements have been prepared in accordance with GAAP.

Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements of derivatives and other instruments, useful lives of property, plant and equipment and asset retirement obligations (“AROs”), each as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

In determining fair value, we use observable market data, or models that incorporate observable market data, when such data is available. In addition to market information, we incorporate transaction-specific details that, in management’s judgment,

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
market participants would take into account in measuring fair value. We attempt to maximize our use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.
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

Revenue Recognition

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer at the Sabine Pass LNG Terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. We allocate the contract price (including both fixed and variable fees) in each LNG sales arrangement based on the stand-alone selling price of each performance obligation as of the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer.

Sales generated during the commissioning phase of a Train are offset against the cost of construction for the respective Train, as further described under the caption Property, Plant and Equipment below. After substantial completion of a Train is achieved, fees received for LNG volumes produced are recognized as LNG revenues.

For transactions where we receive consideration from the customer, we assess whether we are the principal or the agent in the arrangement. Arrangements where we have concluded that we act as a principal are presented within our Statements of Operations on a gross basis, and arrangements where we have concluded that we act as an agent are presented within our Statements of Operations on a net basis. For the years ended December 31, 2025, 2024 and 2023, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction or acquisition of assets, commissioning activities and costs that significantly extend the useful life or increase the functionality and/or capacity of an asset are

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
capitalized. Expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred.

Generally, we begin capitalizing the costs of LNG terminal construction once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction.

Generally, costs that benefit us more broadly than for a specific project are capitalized prior to a project meeting the criteria otherwise necessary for capitalization and typically include preliminary material and equipment procurement and engineering design work.

Sales proceeds earned from volumes produced and sold during the commissioning phase of a respective Train, which includes test activities such as production and removal of LNG from storage, are offset against the cost of construction for the respective Train, net of associated costs, as such activities are necessary to test the facility and bring the asset to the condition necessary for its intended use.

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives. Refer to Note 5—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the Balance Sheets, and any resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2025, 2024 and 2023.

Interest Capitalization

We capitalize interest costs as part of the historical cost of qualifying assets, mainly during the construction period of the qualifying assets, which primarily consists of LNG terminal and related assets. Upon placing the underlying asset in service, these costs are depreciated or amortized over the estimated useful life of the corresponding assets for which interest costs were incurred.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement, unless a derivative instrument satisfies criteria for, and we elect, the normal purchases and normal sales exception and account for the instrument under the accrual method of accounting, whereby the designated instrument’s revenues or expenses, as applicable, are recognized only upon delivery, receipt or realization of the underlying transaction.

We did not have any derivative instruments designated as cash flow, fair value or net investment hedges during the years ended December 31, 2025, 2024 and 2023; therefore, the changes in the fair value of our derivative instruments are recorded in earnings.

As described in Concentration of Credit Risk below, the use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, consist principally of accounts receivable and contract assets related to our long-term SPAs, as our contracted LNG sales are primarily under SPAs with terms exceeding 10 years. As of December 31, 2025, we had SPAs with initial terms of 10 or more years with approximately 10 different third party customers, with customers under common control being considered a single customer, and had agreements with Cheniere Marketing. We are dependent on the respective customers’ creditworthiness and their ability to perform under their respective agreements. While substantially all of our long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

While we use derivative instruments that expose us to counterparty credit risk, our underlying arrangements typically include provisions that protect us and our counterparties against such risk. For example, our commodity derivatives executed over-the-counter or through an exchange often require collateral that is returned to us (or to the counterparty) on or near the settlement date or are settled on a daily margin basis with investment grade financial institutions, and are primarily facilitated by independent system operators and by clearing brokers. For non-exchange traded transactions, payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds the pre-established credit limit with the counterparty.

We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. Even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our assets.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and a credit facility with banks and other lenders. Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Term debt is recorded on our Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and commitment fees. Costs associated with entering into a line of credit or on undrawn funds are presented as an asset and classified as current or non-current, consistent with the respective credit facility. As of December 31, 2025 and 2024, all of such costs were classified as other non-current assets, net, on our Balance Sheets. Discounts, premiums and debt issuance costs

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
directly related to the issuance of debt are amortized over the life of the debt except in the case of our credit facilities, in which such items are amortized on a straight-line basis over the contractual term of the facility. Amortization is recorded in interest expense, net of capitalized interest using the effective interest method.

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

Our real property lease agreements at the Sabine Pass LNG Terminal require us to surrender the LNG terminal in good order and repair, with normal wear and tear and casualty excepted, at the expiration of the term of the leases, with renewal options extending such terms up to 90 years. We have determined that the cost to surrender the liquefaction facilities at the Sabine Pass LNG Terminal in good order and repair, with normal wear and tear and casualty excepted, is immaterial, thus we have not recorded an ARO associated with the liquefaction facilities at the Sabine Pass LNG Terminal.

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

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	December 31,
	2025	2024
Trade receivables	$467	$367
Other receivables	36	6
Total trade and other receivables, net of current expected credit losses	$503	$373

Upon collection of our trade receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project. See Note 2—Summary of Significant Accounting Policies for further discussion of our Restricted Cash and Cash Equivalents.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2025	2024
Materials	$103	$95
LNG	30	13
Natural gas	24	22
Other	2	1
Total inventory	$159	$131

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	Useful life	December 31,
	(years)	2025	2024
LNG terminal
Terminal	6 - 50	$16,555	$16,387
Construction-in-process		82	125
Accumulated depreciation		(4,211)	(3,652)
Total LNG terminal, net of accumulated depreciation		12,426	12,860
Fixed assets
Fixed assets	3 - 10	19	20
Accumulated depreciation		(14)	(15)
Total fixed assets, net of accumulated depreciation		5	5
Property, plant and equipment, net of accumulated depreciation		$12,431	$12,865

Depreciation expense was $561 million, $554 million and $549 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	December 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(23)	$(1,032)	$(1,055)	$—	$26	$(1,307)	$(1,281)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of December 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,032)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.481) - $0.195 / $(0.036)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	104% - 407% / 212%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$(1,307)	$(1,676)	$(3,719)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	117	165	1,302
Included in cost of sales, new deals (3)	(29)	19	16
Purchases and settlements:
Purchases (4)	—	—	—
Settlements (5)	192	185	724
Transfers out of level 3 (6)	(5)	—	1
Balance, end of period	$(1,032)	$(1,307)	$(1,676)
Favorable changes in fair value relating to instruments still held at the end of the period	$88	$184	$1,318

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume. See settlements line item in this table.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of December 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 12 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,261 TBtu and 4,733 TBtu as of December 31, 2025 and 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both December 31, 2025 and 2024.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain Recognized in Statements of Operations
Statements of Operations Location (1)	Year Ended December 31,
	2025	2024	2023
Cost of sales	$209	$402	$2,082

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	December 31, 2025	December 31, 2024
Current derivative assets	$—	$84
Derivative assets	9	98
Total derivative assets	9	182

Current derivative liabilities	(164)	(250)
Derivative liabilities	(900)	(1,213)
Total derivative liabilities	(1,064)	(1,463)

Derivative liability, net	$(1,055)	$(1,281)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	December 31, 2025	December 31, 2024
Gross assets	$20	$228
Offsetting amounts	(11)	(46)
Net assets	$9	$182

Gross liabilities	$(1,084)	$(1,464)
Offsetting amounts	20	1
Net liabilities	$(1,064)	$(1,463)
The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not netted on our Balance Sheets (in millions):

	Balance Sheets Location	December 31,
		2025	2024
Liquefaction Supply Derivatives	Other current assets, net	$11	$13
Liquefaction Supply Derivatives	Other current liabilities	3	—

NOTE 7—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2025	2024
Advances to service providers	$108	$113
Operating lease assets	23	22
Other	71	35
Total other non-current assets, net	$202	$170

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Natural gas purchases	$714	$558
LNG Terminal costs	67	79
Interest costs and related debt fees	75	81
Other accrued liabilities	8	7
Total accrued liabilities	$864	$725

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 9—DEBT

Debt consisted of the following (in millions):

	December 31,
	2025	2024
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026 (the “2026 Senior Notes”) (1)	200	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.747% and 4.746% at December 31, 2025 and 2024, respectively (2)	1,730	1,782
Total Senior Secured Notes	6,780	8,432
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	6,780	8,432

Current debt, net of unamortized discount and debt issuance costs (2)	(306)	(351)
Unamortized discount and debt issuance costs	(37)	(51)
Total long-term debt, net of unamortized discount and debt issuance costs	$6,437	$8,030

(1)Subsequently in February 2026, we redeemed the remaining $200 million aggregate principal amount of our 2026 Senior Notes.
(2)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Senior Secured Notes

The Senior Secured Notes are our senior secured obligations, ranking equally in right of payment with our other existing and future senior debt that is secured by the same collateral and senior in right of payment to any of its future subordinated debt. Subject to permitted liens, the Senior Secured Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in us and substantially all of our assets. We may, at any time, redeem all or part of the Senior Secured Notes at specified prices set forth in the respective indentures governing the Senior Secured Notes, plus accrued and unpaid interest, if any, prior to the date of redemption. The series of Senior Secured Notes due in 2037 are fully amortizing according to a fixed sculpted amortization schedule, as set forth in the respective indentures.
Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2025 (in millions):

Years Ending December 31,	Principal Payments
2026	$307
2027	1,612
2028	1,468
2029	124
2030	2,130
Thereafter	1,139
Total	$6,780

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of December 31, 2025 (in millions):

Revolving Credit Facility (1)
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	176
Available commitment	$824

Priority ranking	Senior secured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (2)	0.075% - 0.30%
Letter of credit fees (2)	1.0% - 1.75%
Maturity date	June 23, 2028

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
(2)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on our credit rating.

Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. Additionally, as described in Note 2—Summary of Significant Accounting Policies, our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

As of December 31, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Total interest cost	$389	$493	$600
Capitalized interest	(3)	(4)	(5)
Total interest expense, net of capitalized interest	$386	$489	$595

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	December 31, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$6,780	$6,795	$8,432	$8,282

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both December 31, 2025 and 2024, $1.3 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers
LNG revenues	$8,200	$6,550	$6,991
LNG revenues—affiliate	2,358	1,954	2,475
Total revenues from contracts with customers	$10,558	$8,504	$9,466

LNG Revenues

We have numerous SPAs with third party customers for the sale of LNG on an FOB basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 11—Related Party Transactions for additional information regarding these agreements.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Year Ended December 31, 2025
Deferred revenue, beginning of period	$216
Cash received but not yet recognized in revenue	96
Revenue recognized from prior period deferral	(108)
Deferred revenue, end of period	$204

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
The following table reflects the changes in our contract liabilities to affiliate, which are included in deferred revenue—affiliate and other non-current liabilities—affiliate on our Balance Sheets (in millions):

Year Ended December 31, 2025
Deferred revenue—affiliate, beginning of period	$6
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	—
Deferred revenue—affiliate, end of period	$7
We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. The change in deferred revenue as of December 31, 2025 and 2024 is primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.0	7	$44.4	7
LNG revenues—affiliate	0.5	1	0.7	1
Total revenues	$41.5		$45.1

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Year Ended December 31,
	2025	2024
LNG revenues	60%	51%
LNG revenues—affiliate	72%	64%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Year Ended December 31,
	2025	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements (1)	$2,358	$1,954	$2,472
Contracts for Sale and Purchase of Natural Gas (2)	—	—	3
Total LNG revenues—affiliate	2,358	1,954	2,475

Cost of sales—affiliate
SPAs and Letter Agreements (1)	—	4	—
Cargo loading fees under TUA (3)	51	51	51
Contracts for Sale and Purchase of Natural Gas and LNG (1) (2)	—	—	25
Total cost of sales—affiliate	51	55	76

Operating and maintenance expense—affiliate
TUA (3)	276	275	275
Natural Gas Transportation Agreement (4)	82	82	82
Services Agreements (5)	138	135	130
LNG Site Sublease Agreement (6)	1	1	1
Total operating and maintenance expense—affiliate	497	493	488

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (7)	28	58	62

General and administrative expense—affiliate
Services Agreements (5)	64	62	61

Other income—affiliate
Services Agreements (8)	21	—	—

(1)We primarily sell LNG to Cheniere Marketing under SPAs and letter agreements at a price equal to 115% of Henry Hub plus a fixed fee, except for an SPA associated with an IPM agreement for which pricing is linked to international natural gas prices. We also have a master SPA agreement with Cheniere Marketing that allows us to sell and purchase LNG with them by executing and delivering confirmations under this agreement. In addition, we have an arrangement with Cheniere Marketing to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
(2)We have agreements with SPLNG, CTPL and Corpus Christi Liquefaction, LLC (“CCL”) that allow us to sell and purchase natural gas with each party at prices and quantities as agreed between the parties per transaction. Natural gas purchased under these agreements is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.
(3)We have a TUA with SPLNG under which they provide berthing for LNG vessels and for the unloading, loading, storage and regasification of LNG. We have reserved approximately 2 Bcf/d of regasification capacity, and we are obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million per year (a portion of which is indexed for inflation), continuing until at least May 2036. Additionally, we are required to reimburse SPLNG for our proportionate share of ad valorem taxes incurred based on our contracted share of SPLNG’s regasification capacity. CQP has guaranteed our obligations under our TUA.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(4)To ensure we are able to transport adequate natural gas feedstock to the Sabine Pass LNG Terminal, we have transportation agreements to secure firm pipeline transportation capacity with CTPL and third party pipeline companies.
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
(6)We have agreements with SPLNG to sublease from them a portion of the Sabine Pass LNG Terminal site for the Liquefaction Project. The aggregate annual sublease payment is $1 million, with renewal options and adjustment for inflation every five years. As of December 31, 2025 and 2024, we recorded a lease liability within other non-current liabilities—affiliate of $14 million and $15 million, respectively, related to these agreements.
(7)These arrangements were with a party who was partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests, and, due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date. Prior to the sale, we were party to various natural gas transportation and storage agreements with this party in the ordinary course of business for the operation of the Liquefaction Project.
(8)Represents the amount of cumulative income allocated to us by an affiliate, to whom we advance payments so that the affiliate may pay operating expenses on our behalf pursuant to our operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to us effective June 30, 2025. The affiliate currently allocates such income to us in the same period the affiliate earns such interest and dividend income.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 10—Revenues.
Other Agreements
Cooperation Agreement

We have a cooperation agreement with SPLNG that allows us to retain and acquire certain rights to access the property and facilities that are owned by SPLNG for the purpose of constructing, modifying and operating the Liquefaction Project. In consideration for access given to us, we have agreed to transfer to SPLNG title of certain facilities, equipment and modifications, which SPLNG is obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. We did not convey any assets to SPLNG under this agreement during the year ended December 31, 2025. We conveyed $3 million and $4 million in assets to SPLNG under this agreement during the years ended December 31, 2024 and 2023, respectively.
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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future contractual commitments which do not meet the definition of a liability as of December 31, 2025 and thus are not recognized as liabilities in our Financial Statements. Executed contracts containing material future commitments include agreements for natural gas transportation and storage services, goods and services necessary to operate our Liquefaction Project and letters of credit.

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

Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2025, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

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

The measure of profit and loss regularly provided to the CODM that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $201 million, $388 million and $2.1 billion in gains for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income, which is included in other income, net on our Statements of Operations, was $4 million, $11 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The measure of segment assets is reported on our Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets is reported on our Statements of Cash Flows.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers			Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,	December 31,
	2025	2024	2023	2025	2024
Customer A	23%	23%	24%	28%	20%
Customer B	16%	16%	17%	19%	*
Customer C	15%	15%	16%	12%	21%
Customer D	14%	14%	15%	22%	18%

* Less than 10%

The following table shows total revenues from contracts with external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues to the country in which the party to the applicable agreement has its principal place of business, with foreign countries that individually accounted for 10% or more of total revenues from contracts with external customers shown separately from the remaining countries. Revenues attributed to foreign countries exclude certain sales and other operating revenues for which attribution to a specific country is not practicable.

	Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
U.S.	$2,950	$2,356	$2,670
South Korea	1,289	1,024	1,169
India	1,259	1,015	1,119
Ireland	1,173	947	1,058
United Kingdom	946	976	717
Other countries	583	232	258
Total	$8,200	$6,550	$6,991

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$379	$549	$580
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	14	20	17

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2025 and 2024 (in millions):

	Fiscal 2025	Fiscal 2024
Audit Fees	$2	$2

Audit Fees—Audit fees for 2025 and 2024 include fees associated with the audit of our annual Financial Statements, reviews of our interim Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2025 and 2024.

Tax Fees—There were no tax fees in 2025 and 2024.

Other Fees—There were no other fees in 2025 and 2024.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of CQP has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2025 and 2024.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	SPL	S-4	3.1	11/15/2013
3.2	First Amended and Restated Limited Liability Company Agreement of the Company	SPL	S-4	3.2	11/15/2013
4.1	Indenture, dated as of February 1, 2013, by and among the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee	CQP	8-K	4.1	2/4/2013
4.2	First Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.1	4/16/2013

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
4.3	Second Supplemental Indenture, dated as of April 16, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1.2	4/16/2013
4.4	Third Supplemental Indenture, dated as of November 25, 2013, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	11/25/2013
4.5	Fourth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	5/22/2014
4.6	Fifth Supplemental Indenture, dated as of May 20, 2014, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.2	5/22/2014
4.7	Sixth Supplemental Indenture, dated as of March 3, 2015, between the Company and The Bank of New York Mellon, as Trustee	CQP	8-K	4.1	3/3/2015
4.8	Seventh Supplemental Indenture, dated as of June 14, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	6/14/2016
4.9	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.8 above)	CQP	8-K	4.1	6/14/2016
4.10	Eighth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	9/23/2016
4.11	Ninth Supplemental Indenture, dated as of September 23, 2016, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.2	9/23/2016
4.12	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.11 above)	CQP	8-K	4.2	9/23/2016
4.13	Tenth Supplemental Indenture, dated as of March 6, 2017, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	3/6/2017
4.14	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.13 above)	CQP	8-K	4.1	3/6/2017
4.15	Eleventh Supplemental Indenture, dated as of May 8, 2020, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	5/8/2020
4.16	Form of 4.500% Senior Secured Note due 2030 (Included as Exhibit A-1 to Exhibit 4.15 above)	SPL	8-K	4.1	5/8/2020
4.17	Twelfth Supplemental Indenture, dated as of November 29, 2022, between the Company and The Bank of New York Mellon, as Trustee under the Indenture	SPL	8-K	4.1	11/29/2022
4.18	Form of 5.900% Senior Secured Amortizing Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.17 above)	SPL	8-K	4.1	11/29/2022
4.19	Indenture, dated as of February 24, 2017, between the Company, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture	CQP	8-K	4.1	2/27/2017
4.20	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.19 above)	CQP	8-K	4.1	2/27/2017
4.21	Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.23	2/24/2022
4.22	Form of 2.95% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.21 above)	SPL	10-K	4.23	2/24/2022
4.23	Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.25	2/24/2022

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
4.24	Form of 3.17% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.23 above)	SPL	10-K	4.25	2/24/2022
4.25	First Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.27	2/24/2022
4.26	Form of 3.19% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.25 above)	SPL	10-K	4.27	2/24/2022
4.27	Second Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.29	2/24/2022
4.28	Form of 3.08% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.27 above)	SPL	10-K	4.29	2/24/2022
4.29	Third Supplemental Indenture, dated as of December 15, 2021, between the Company and The Bank of New York Mellon, as Trustee	SPL	10-K	4.31	2/24/2022
4.30	Form of 3.10% Senior Secured Notes due 2037 (Included as Exhibit A-1 to Exhibit 4.29 above)	SPL	10-K	4.31	2/24/2022
10.1	LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	8-K	10.1	11/21/2011
10.2	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between the Company (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	CQP	10-Q	10.1	5/3/2013
10.3	Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between the Company (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer)	SPL (SEC File No. 333-215882)	S-4	10.3	2/3/2017
10.4	Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between the Company and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended	SPL	10-Q	10.6	8/3/2023
10.5	LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between the Company (Seller) and GAIL (India) Limited (Buyer)	CQP	8-K	10.1	12/12/2011
10.6	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and GAIL (India) Limited (Buyer)	CQP	10-K	10.18	2/22/2013
10.7	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between the Company and GAIL (India) Limited, as amended	SPL	10-Q	10.4	8/3/2023
10.8	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between the Company (Seller) and BG Gulf Coast LNG, LLC (Buyer)	CQP	8-K	10.1	1/26/2012
10.9	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between the Company and BG Gulf Coast LNG, LLC, as amended	SPL	10-Q	10.3	8/3/2023
10.10	LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between the Company (Seller) and Korea Gas Corporation (Buyer)	CQP	8-K	10.1	1/30/2012
10.11	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between the Company (Seller) and Korea Gas Corporation (Buyer)	CQP	10-K	10.19	2/22/2013

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.12	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between the Company and Korea Gas Corporation, as amended	SPL	10-Q	10.5	8/3/2023
10.13	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company (Seller) and Cheniere Marketing, LLC (Buyer)	SPL	8-K	10.1	8/11/2014
10.14	Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-K	10.14	2/24/2017
10.15	Amendment No. 1 of Amended and Restated LNG Sale and Purchase Agreement, dated May 3, 2019, by and between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.1	5/9/2019
10.16	Letter Agreement, dated August 4, 2021, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between the Company and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC)	SPL	10-Q	10.2	8/5/2021
10.17	Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between the Company and Cheniere Marketing International LLP, dated August 5, 2014, as amended	SPL	10-Q	10.7	8/3/2023
10.18	LNG Sale and Purchase Agreement (Tourmaline Oil Marketing Corp), dated June 15, 2022, between the Company and Cheniere Marketing International LLP	SPL	10-Q	10.2	11/3/2022
10.19	Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and the Company	CQP	8-K	10.6	5/15/2012
10.20	Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and the Company	SPL	10-Q/A	10.8	11/9/2015
10.21	Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and the Company	CQP	8-K	10.5	5/15/2012
10.22	Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Investments	Cheniere Holdings	S-1/A	10.76	12/2/2013
10.23	Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Investments and the Company	SPL	10-Q/A	10.7	11/9/2015
10.24	Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between the Company and SPLNG	SPLNG	8-K	10.1	8/6/2012
10.25	Letter Agreement, dated May 28, 2013, by and between the Company and SPLNG	SPLNG	10-Q	10.1	8/2/2013
10.26	Senior Revolving Credit and Guaranty Agreement, among the Company, as borrower, certain subsidiaries of the Company, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants	SPL (SEC No. 333-273238)	S-4	10.46	7/13/2023
10.27	Fourth Amended and Restated Common Terms Agreement, among the Company, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent	SPL (SEC No. 333-273238)	S-4	10.44	7/13/2023

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.28	Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank	SPL	8-K	10.3	3/23/2020
10.29	Tax Sharing Agreement, dated as of August 9, 2012, by and between Cheniere and the Company	SPL	S-4	10.30	11/15/2013
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383), CQP (SEC File No. 001-33366), Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (SEC File No. 333-191298), SPL (SEC File No. 333-192373) and SPLNG (SEC File No. 333-138916), as applicable, unless otherwise indicated.
*	Filed herewith.
**	Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LIQUEFACTION, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zach Davis	Manager and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Zach Davis

/s/ David Slack	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
David Slack

/s/ Maas Hinz	Manager	February 25, 2026
Maas Hinz

/s/ Scott Peak	Manager	February 25, 2026
Scott Peak