Form 10-Q
period 2026-03-31
Sabine Pass Liquefaction, LLC
filed 2026-05-07
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

SABINE PASS LIQUEFACTION, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FID	final investment decision
GAAP	generally accepted accounting principles in the U.S.
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreement	integrated production marketing agreement in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2026 and the references to entities used in this quarterly report:

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
LNG revenues	$2,703	$2,267
LNG revenues—affiliate	846	671
Total revenues	3,549	2,938

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	2,641	1,703
Cost of sales—affiliate	60	13
Operating and maintenance expense	196	175
Operating and maintenance expense—affiliate	128	124
Operating and maintenance expense—related party	—	15
General and administrative expense	2	2
General and administrative expense—affiliate	16	16
Depreciation and amortization expense	142	140
Total operating costs and expenses	3,185	2,188

Income from operations	364	750

Other income (expense)
Interest expense, net of capitalized interest	(81)	(105)
Other income, net	2	3
Other income—affiliate	1	—
Total other expense	(78)	(102)

Net income	$286	$648

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$22	$19
Trade and other receivables, net of current expected credit losses	275	503
Trade and other receivables—affiliate	313	239
Advances to affiliates	123	127
Inventory	129	159
Current derivative assets	3	—
Prepaid expenses	19	28
Other current assets, net	26	20
Other current assets—affiliate	22	22
Total current assets	932	1,117

Property, plant and equipment, net of accumulated depreciation	12,303	12,431
Derivative assets	6	9
Other non-current assets, net	193	202
Total assets	$13,434	$13,759

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$45	$46
Accrued liabilities	594	864
Current debt, net of unamortized discount and debt issuance costs	1,606	306
Due to affiliates	40	63
Deferred revenue	82	107
Current derivative liabilities	447	164
Other current liabilities	1	4
Other current liabilities—affiliate	2	1
Total current liabilities	2,817	1,555

Long-term debt, net of unamortized discount and debt issuance costs	4,886	6,437
Derivative liabilities	1,187	900
Other non-current liabilities	102	104
Other non-current liabilities—affiliate	19	21
Total liabilities	9,011	9,017

Member’s equity	4,423	4,742
Total liabilities and member’s equity	$13,434	$13,759

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2026
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2025	$4,742	$4,742
Distributions	(605)	(605)
Net income	286	286
Balance at March 31, 2026	$4,423	$4,423

Three Months Ended March 31, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	$3,508	$3,508
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$286	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	142	140
Amortization of discount and debt issuance costs	3	4
Total losses on derivative instruments, net	591	18
Net cash used for settlement of derivative instruments	(21)	(22)
Other, net	1	—
Changes in operating assets and liabilities:
Trade and other receivables	227	(56)
Trade and other receivables—affiliate	(74)	(73)
Trade receivables—related party	—	1
Advances to affiliates	2	38
Inventory	29	(13)
Accounts payable and accrued liabilities	(261)	49
Accrued liabilities—related party	—	2
Due to affiliates	(22)	(25)
Total deferred revenue	(27)	(40)
Other, net	8	(4)
Other, net—affiliate	(1)	(1)
Net cash provided by operating activities	883	666

Cash flows from investing activities
Property, plant and equipment	(22)	(35)
Net cash used in investing activities	(22)	(35)

Cash flows from financing activities
Proceeds from borrowings	—	125
Redemptions and repayments of debt	(253)	(425)
Distributions	(605)	(364)
Net cash used in financing activities	(858)	(664)

Net increase (decrease) in restricted cash and cash equivalents	3	(33)
Restricted cash and cash equivalents—beginning of period	19	109
Restricted cash and cash equivalents—end of period	$22	$76

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE: CQP), and based in Houston. We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of March 31, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks, vaporizers and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2026 and 2025.

Basis of Presentation

The accompanying unaudited Financial Statements of SPL have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

We are a disregarded entity for federal, state and local income tax purposes. Our taxable income or loss is passed on to the partners of CQP based on their allocable share of CQP’s taxable income, as CQP is a disregarded entity and not subject to income taxes. Accordingly, no provision or liability for income taxes is included in the accompanying Financial Statements. However, certain other state or local taxes owed by us are subject to a state tax sharing arrangement we have with Cheniere.
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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Trade receivables	$246	$467
Other receivables	29	36
Total trade and other receivables, net of current expected credit losses	$275	$503

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Materials	$109	$103
LNG	12	30
Natural gas	7	24
Other	1	2
Total inventory	$129	$159

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
LNG terminal
Terminal	$16,559	$16,555
Construction-in-process	90	82
Accumulated depreciation	(4,351)	(4,211)
Total LNG terminal, net of accumulated depreciation	12,298	12,426
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(15)	(14)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$12,303	$12,431

Depreciation expense was $141 million and $139 million during the three months ended March 31, 2026 and 2025, respectively.

NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas supply contracts, including our long-term IPM agreement, for the operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability	$—	$(6)	$(1,619)	$(1,625)	$—	$(23)	$(1,032)	$(1,055)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,619)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.762) - $0.195 / $(0.032)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	112% - 537% / 236%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$(1,032)	$(1,307)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(623)	(28)
Included in cost of sales, new deals (3)	(7)	14
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	43	46
Transfers out of level 3 (6)	—	—
Balance, end of period	$(1,619)	$(1,275)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(630)	$(14)

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 12 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,367 TBtu and 4,261 TBtu as of March 31, 2026 and December 31, 2025, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2026 and December 31, 2025.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended March 31,
	2026	2025
LNG revenues	$1	$—
Cost of sales	(592)	(18)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	March 31, 2026	December 31, 2025
Current derivative assets	$3	$—
Derivative assets	6	9
Total derivative assets	9	9

Current derivative liabilities	(447)	(164)
Derivative liabilities	(1,187)	(900)
Total derivative liabilities	(1,634)	(1,064)

Derivative liability, net	$(1,625)	$(1,055)

Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2026	December 31, 2025
Gross assets	$9	$20
Offsetting amounts	—	(11)
Net assets	$9	$9

Gross liabilities	$(1,662)	$(1,084)
Offsetting amounts	28	20
Net liabilities	$(1,634)	$(1,064)
The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not netted on our Balance Sheets (in millions):

	Balance Sheets Location	March 31,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$17	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Natural gas purchases	$498	$714
LNG terminal costs	47	67
Interest costs and related debt fees	43	75
Other accrued liabilities	6	8
Total accrued liabilities	$594	$864

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at March 31, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total Senior Secured Notes	6,527	6,780
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	6,527	6,780

Current debt, net of unamortized discount and debt issuance costs (1)	(1,606)	(306)
Unamortized discount and debt issuance costs	(35)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,886	$6,437

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of March 31, 2026 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	169
Available commitment	$831

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%
Maturity date	June 23, 2028

(1)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on our credit rating.

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

As of March 31, 2026, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Total interest cost	$81	$106
Capitalized interest	—	(1)
Total interest expense, net of capitalized interest	$81	$105

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$6,527	$6,476	$6,780	$6,795

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of March 31, 2026 and December 31, 2025, $1.2 billion and $1.3 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers
LNG revenues	$2,702	$2,267
LNG revenues—affiliate	846	671
Total revenues from contracts with customers	3,548	2,938
Net derivative gain (see Note 5)	1	—
Total revenues	$3,549	$2,938
For the three months ended March 31, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue, beginning of period	$204
Cash received but not yet recognized in revenue	72
Revenue recognized from prior period deferral	(99)
Deferred revenue, end of period	$177

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue—affiliate, beginning of period	$7
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(2)
Deferred revenue—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$40.2	7	$41.0	7
LNG revenues—affiliate	0.4	1	0.5	1
Total revenues	$40.6		$41.5

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2026	2025
LNG revenues	69%	63%
LNG revenues—affiliate	75%	75%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
LNG revenues—affiliate
SPAs and Letter Agreements	$846	$671

Cost of sales—affiliate
SPAs and Letter Agreements	44	—
Cargo loading fees under TUA	13	14
Contracts for Sale and Purchase of Natural Gas and LNG	3	(1)
Total cost of sales—affiliate	60	13

Operating and maintenance expense—affiliate
TUA	70	70
Natural Gas Transportation Agreement	20	20
Services Agreements (see Note 1)	38	34
Total operating and maintenance expense—affiliate	128	124

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	15

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	16

Other income—affiliate
Services Agreements (see Note 1)	1	—

(1)These arrangements were with a party who was partially owned by the investment management company that indirectly owns a portion of CQP’s limited partner interests, and, due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates.
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $566 million and $41 million in losses for the three months ended March 31, 2026 and 2025, respectively. Interest income, which is included in other income, net on our Statements of Operations, was $1 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers		Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	25%	25%	33%	28%
Customer B	14%	14%	10%	19%
Customer C	14%	14%	*	12%
Customer D	13%	14%	19%	22%
Customer E	*	*	10%	—%

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$109	$117
Non-cash investing activities:
Unpaid purchases of property, plant and equipment (1)	4	15

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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
•Overview of Significant Events
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE: CQP) and based in Houston. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

LNG is natural gas (primarily methane) in liquid form and is a cleaner dispatchable fuel for power generation. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses.

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of March 31, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and a long-term IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreement currently in effect, with approximately 12 years of weighted average remaining life as of March 31, 2026, we have contracted with third parties approximately 80% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.
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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Operational

•As of May 1, 2026, approximately 3,360 cumulative LNG cargoes totaling over 230 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•We redeemed or repaid $253 million aggregate principal amount of notes across our complex.

Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Revenues
LNG revenues	$2,703	$2,267	$436
LNG revenues—affiliate	846	671	175
Total revenues	3,549	2,938	611

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	2,641	1,703	938
Cost of sales—affiliate	60	13	47
Operating and maintenance expense	196	175	21
Operating and maintenance expense—affiliate	128	124	4
Operating and maintenance expense—related party	—	15	(15)
General and administrative expense	2	2	—
General and administrative expense—affiliate	16	16	—
Depreciation and amortization expense	142	140	2
Total operating costs and expenses	3,185	2,188	997

Income from operations	364	750	(386)

Other income (expense)
Interest expense, net of capitalized interest	(81)	(105)	24
Other income, net	2	3	(1)
Other income—affiliate	1	—	1
Total other expense	(78)	(102)	24

Net income	$286	$648	$(362)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2026	2025	Variance
Volumes loaded and recognized as revenues (in TBtu)	413	405	8

Net income

Net income decreased by $362 million during the three months ended March 31, 2026 as compared to the same period of 2025 primarily due to $525 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely associated with our derivatives related to our long-term IPM agreement. These losses were primarily attributable to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026. Partially offsetting these losses were a $120 million decrease in cost of sales, net of revenues, from the sale of certain unutilized natural gas procured for the liquefaction process and a $100 million increase in revenues, net of cost of natural gas feedstock, from increased Henry Hub pricing.

Continued tightening of global natural gas and LNG supply conditions, including upstream production constraints, liquefaction capacity limitations and shipping and transit disruptions in the Middle East, together with heightened geopolitical uncertainties in key producing and consuming regions, may result in sustained volatility in natural gas and LNG prices. Such volatility, along with fluctuations in regional price differentials, could materially affect the fair value of our agreements accounted for as derivatives, particularly those indexed to global gas benchmarks.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

The $611 million increase in total revenues during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to a $576 million increase due to higher pricing per MMBtu as a result of increased Henry Hub pricing.

Operating costs and expenses

The $1.0 billion increase in total operating costs and expenses during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to:
•$752 million unfavorable change in the fair value of our long-term IPM agreement, as further described above under the caption Net income, partially offset by a $225 million favorable change in the fair value of other agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries; and
•$508 million increase in the cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices; partially offset by:
•$144 million decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting. For commodity derivative instruments, including those related to our long-term IPM agreement, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$22
Revolving Credit Facility (1)	831
Total available liquidity	$853

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of March 31, 2026. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$883	$666
Net cash used in investing activities	(22)	(35)
Net cash used in financing activities	(858)	(664)
Net increase (decrease) in restricted cash and cash equivalents	$3	$(33)

Operating Cash Flows

The $217 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from increased Henry Hub pricing.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the three months ended March 31, 2026 and 2025 were primarily related to optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from borrowings	$—	$125
Redemptions and repayments of debt	(253)	(425)
Distributions	(605)	(364)
Net cash used in financing activities	$(858)	$(664)

Proceeds from Borrowings

We borrowed $125 million under the Revolving Credit Facility during the three months ended March 31, 2025 which was repaid intra-quarter, as shown below under the caption Debt Redemptions and Repayments.

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Three Months Ended March 31,
	2026	2025
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
Revolving Credit Facility	—	(125)
Total redemptions and repayments of debt	$(253)	$(425)

Summary of Critical Accounting Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

	March 31, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,625)	$329	$(1,055)	$281

See Note 5—Derivative Instruments of our Notes to Financial Statements for additional details about our commodity derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

SABINE PASS LIQUEFACTION, LLC

Date:	May 6, 2026	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 6, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)