Form 10-Q
period 2026-06-30
Sabine Pass Liquefaction, LLC
filed 2026-08-06
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
NPNS
normal purchases and normal sales, an elective scope exception available under Accounting Standards Codification Topic 815, Derivatives and Hedging, which excludes qualifying physical commodity contracts from derivative accounting

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2026 and the references to entities used in this quarterly report:

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,902	$1,857	$4,605	$4,124
LNG revenues—affiliate	631	549	1,477	1,220
Total revenues	2,533	2,406	6,082	5,344

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	978	1,195	3,619	2,898
Cost of sales—affiliate	13	13	73	26
Operating and maintenance expense	199	256	395	431
Operating and maintenance expense—affiliate	125	123	253	247
Operating and maintenance expense—related party	—	13	—	28
General and administrative expense	1	1	3	3
General and administrative expense—affiliate	16	16	32	32
Depreciation and amortization expense	143	141	285	281
Other operating costs and expenses	2	—	2	—
Total operating costs and expenses	1,477	1,758	4,662	3,946

Income from operations	1,056	648	1,420	1,398

Other income (expense)
Interest expense, net of capitalized interest	(77)	(103)	(158)	(208)
Other income (expense), net	(2)	2	—	5
Other income—affiliate	1	19	2	19
Total other expense	(78)	(82)	(156)	(184)

Net income	$978	$566	$1,264	$1,214

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$23	$19
Trade and other receivables, net of current expected credit losses	340	503
Trade and other receivables—affiliate	297	239
Advances to affiliates	127	127
Inventory	143	159
Prepaid expenses	41	28
Other current assets, net	16	20
Other current assets—affiliate	22	22
Total current assets	1,009	1,117

Property, plant and equipment, net of accumulated depreciation	12,168	12,431
Other non-current assets, net	364	211
Total assets	$13,541	$13,759

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$65	$46
Accrued liabilities	562	864
Current debt, net of unamortized discount and debt issuance costs	109	306
Due to affiliates	48	63
Deferred revenue	91	107
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	93	164
Other current liabilities	—	4
Other current liabilities—affiliate	2	1
Total current liabilities	1,073	1,555

Long-term debt, net of unamortized discount and debt issuance costs	4,888	6,437
Deferred NPNS liabilities	1,081	—
Derivative liabilities	27	900
Other non-current liabilities	99	104
Other non-current liabilities—affiliate	18	21
Total liabilities	7,186	9,017

Member’s equity	6,355	4,742
Total liabilities and member’s equity	$13,541	$13,759

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2026
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2025	$4,742	$4,742
Distributions	(605)	(605)
Net income	286	286
Balance at March 31, 2026	4,423	4,423
Distributions	(465)	(465)
Non-cash distribution (see Note 9)	(6)	(6)
Contributions	1,425	1,425
Net income	978	978
Balance at June 30, 2026	$6,355	$6,355

Three and Six Months Ended June 30, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	3,508	3,508
Distributions	(531)	(531)
Net income	566	566
Balance at June 30, 2025	$3,543	$3,543
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,264	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	285	281
Amortization of discount and debt issuance costs	6	7
Total losses (gains) on derivative instruments, net	280	(121)
Net cash used for settlement of derivative instruments	(34)	(13)
Other, net	(1)	1
Changes in operating assets and liabilities:
Trade and other receivables	163	118
Trade and other receivables—affiliate	(58)	13
Trade receivables—related party	—	1
Advances to affiliates	2	(65)
Inventory	16	(3)
Accounts payable and accrued liabilities	(273)	(167)
Accrued liabilities—related party	—	(5)
Due to affiliates	(15)	(14)
Total deferred revenue	(21)	(14)
Other, net	(9)	(30)
Other, net—affiliate	(2)	—
Net cash provided by operating activities	1,603	1,203

Cash flows from investing activities
Property, plant and equipment	(199)	(81)
Net cash used in investing activities	(199)	(81)

Cash flows from financing activities
Proceeds from borrowings	160	265
Redemptions and repayments of debt and borrowings	(1,913)	(565)
Contributions	1,425	—
Distributions	(1,070)	(895)
Other	(2)	—
Net cash used in financing activities	(1,400)	(1,195)

Net increase (decrease) in restricted cash and cash equivalents	4	(73)
Restricted cash and cash equivalents—beginning of period	19	109
Restricted cash and cash equivalents—end of period	$23	$36

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE: CQP), and based in Houston. We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of June 30, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks, vaporizers and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2026 and 2025.

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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
Accounting for Derivative Instruments
In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreement. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, this agreement is no longer accounted for as a derivative instrument that is measured at fair value on a recurring basis. Instead, the agreement is accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair value of this agreement as of the designation date was established as the new cost basis and is being amortized into cost of sales on a systematic basis over the remaining expected term of the agreement. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contract designated as NPNS no longer meets the scope exception, the contract would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As a result of the designation, the carrying amount of the NPNS-designated agreement was reclassified on our Balance Sheets from other current assets, other non-current assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Balance Sheet Location	Amount Reclassified
Current portion of deferred NPNS liabilities	$(108)
Deferred NPNS liabilities	(1,081)
Total deferred NPNS liabilities	$(1,189)

The following table presents management’s current estimated net gains from the amortization of the remaining balance of the deferred NPNS liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the balance sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated gain from amortization of deferred NPNS liabilities
2026 (1)	$57
2027	103
2028	103
2029	103
2030	103
Thereafter	720
Total estimated amortization	$1,189

(1)For the six months ended June 30, 2026, we recorded a gain from amortization of $5 million.

Prior to the designation date, we recognized $339 million and $(263) million of derivative gains (losses) during the three and six months ended June 30, 2026, respectively, and derivative gains of $39 million and $188 million for the same periods of 2025, respectively, for the designated agreement.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Trade receivables	$314	$467
Other receivables	26	36
Total trade and other receivables, net of current expected credit losses	$340	$503

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Materials	$114	$103
LNG	13	30
Natural gas	15	24
Other	1	2
Total inventory	$143	$159

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
LNG terminal
Terminal	$16,572	$16,555
Construction-in-process	83	82
Accumulated depreciation	(4,492)	(4,211)
Total LNG terminal, net of accumulated depreciation	12,163	12,426
Fixed assets
Fixed assets	20	19
Accumulated depreciation	(15)	(14)
Total fixed assets, net of accumulated depreciation	5	5
Property, plant and equipment, net of accumulated depreciation	$12,168	$12,431

Depreciation expense was $141 million and $140 million during the three months ended June 30, 2026 and 2025, respectively, and $282 million and $279 million during the six months ended June 30, 2026 and 2025, respectively.

NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity contracts accounted for as derivatives which consist of natural gas supply contracts for the operation of the Liquefaction Project and expansion project, excluding those contracts for which we have designated NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability (1)	$—	$(6)	$(106)	$(112)	$—	$(23)	$(1,032)	$(1,055)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for our IPM agreement, which resulted in this agreement being no longer accounted for as a derivative instrument as of the designation date. The fair value of such agreement was a liability of $926 million as of December 31, 2025.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
We value the Liquefaction Supply Derivatives using a market approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models, which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. We consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value, for which we make judgments about market risk related to liquidity of commodity indices utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(106)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.670) - $0.195 / $(0.042)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$(1,619)	$(1,275)	$(1,032)	$(1,307)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	209	73	(333)	59
Included in cost of sales, new deals (3)	(1)	7	(6)	5
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	116	48	76	96
Transfers out of level 3 (6)	—	—	—	—
Agreement designated as NPNS and no longer measured at fair value on a recurring basis (7)	1,189	—	1,189	—
Balance, end of period	$(106)	$(1,147)	$(106)	$(1,147)
Favorable changes in fair value relating to instruments still held at the end of the period	$(40)	$80	$(55)	$64

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume. See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period, and on the NPNS-designated agreement prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.
(3)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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
(7)Represents the removal of an agreement from Level 3 recurring fair value measurements upon the NPNS-designation in June 2026, as further described in Note 1—Nature of Operations and Basis of Presentation.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub or other natural gas price indices. As of June 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 6 years.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 3,483 TBtu and 4,261 TBtu as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, our Liquefaction Supply Derivatives included 614 TBtu that were designated as NPNS in June 2026, which resulted in this agreement being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	$—	$—	$1	$—
Cost of sales (2)	311	139	(281)	121

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes gains and losses from the NPNS-designated agreement prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	June 30, 2026	December 31, 2025
Other current assets, net	$3	$—
Other non-current assets, net	5	9
Total derivative assets	8	9

Current derivative liabilities	(93)	(164)
Derivative liabilities	(27)	(900)
Total derivative liabilities	(120)	(1,064)

Derivative liability, net	$(112)	$(1,055)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2026	December 31, 2025
Gross assets	$9	$20
Offsetting amounts	(1)	(11)
Net assets	$8	$9

Gross liabilities	$(145)	$(1,084)
Offsetting amounts	25	20
Net liabilities	$(120)	$(1,064)
The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Balance Sheets (in millions):

	Balance Sheets Location	June 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$10	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Natural gas purchases	$453	$714
Interest costs and related debt fees	52	75
LNG terminal costs	50	67
Other accrued liabilities	7	8
Total accrued liabilities	$562	$864

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at June 30, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total Senior Secured Notes	5,027	6,780
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	5,027	6,780

Current debt, net of unamortized discount and debt issuance costs (1)	(109)	(306)
Unamortized discount and debt issuance costs	(30)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,888	$6,437

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of June 30, 2026 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	129
Available commitment	$871

Priority ranking	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance (1)	0.075% - 0.30%
Letter of credit fees (1)	1.0% - 1.75%
Maturity date	June 23, 2028

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

As of June 30, 2026, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest cost	$78	$104	$159	$210
Capitalized interest	(1)	(1)	(1)	(2)
Total interest expense, net of capitalized interest	$77	$103	$158	$208

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$5,027	$4,981	$6,780	$6,795

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of June 30, 2026 and December 31, 2025, $1.2 billion and $1.3 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,902	$1,857	$4,604	$4,124
LNG revenues—affiliate	631	549	1,477	1,220
Total revenues from contracts with customers	2,533	2,406	6,081	5,344
Net derivative gain (see Note 5)	—	—	1	—
Total revenues	$2,533	$2,406	$6,082	$5,344
For the three and six months ended June 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance, beginning of period	$204
Cash received but not yet recognized in revenue	80
Revenue recognized from prior period deferral	(101)
Balance, end of period	$183

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance—affiliate, beginning of period	$7
Cash received but not yet recognized in revenue	1
Revenue recognized from prior period deferral	(2)
Balance—affiliate, end of period	$6

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$40.8	7	$41.0	7
LNG revenues—affiliate	0.2	1	0.5	1
Total revenues	$41.0		$41.5

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	57%	60%	64%	61%
LNG revenues—affiliate	70%	72%	73%	74%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$631	$549	$1,477	$1,220

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	44	—
Cargo loading fees under TUA	13	12	26	26
Contracts for Sale and Purchase of Natural Gas	—	1	3	—
Total cost of sales—affiliate	13	13	73	26

Operating and maintenance expense—affiliate
Services under TUA	69	68	139	138
Natural Gas Transportation Agreement	20	21	40	41
Services Agreements (see Note 1)	35	33	73	67
LNG Site Sublease Agreement	1	1	1	1
Total operating and maintenance expense—affiliate	125	123	253	247

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements (1)	—	13	—	28

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	16	32	32

Other income—affiliate
Services Agreements (see Note 1)	1	19	2	19

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

Disclosures relating to future consideration under revenue contracts with affiliates are included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $6 million in assets to SPLNG during the three and six months ended June 30, 2026. We did not convey any assets to SPLNG under this agreement during the three and six months ended June 30, 2025.
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
inclusive of significant noncash items, which were $314 million in gains and $252 million in losses for the three and six months ended June 30, 2026, respectively, and $159 million and $119 million in gains for the same periods of 2025, respectively. Interest income, which is included in other income, net on our Statements of Operations, was $2 million and $3 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $2 million for the same periods of 2025, respectively.

The measure of segment assets is reported on our Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets are reported on our Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	22%	24%	24%	24%	17%	28%
Customer B	15%	18%	15%	16%	16%	19%
Customer C	16%	15%	15%	15%	22%	12%
Customer D	14%	13%	14%	14%	15%	22%

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$175	$206
Non-cash investing activities:
Distribution to affiliate resulting from the conveyance of property, plant and equipment, net (see Note 9)	6	—
Unpaid purchases of property, plant and equipment (1)	1	27

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

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of June 30, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and a long-term IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreement currently in effect, with approximately 12 years of weighted average remaining life as of June 30, 2026, we have contracted with third parties approximately 85% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.
We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). This expansion is being developed, and may be constructed, by this affiliate of ours outside of the Liquefaction Project, and is commercializing to support the additional liquefaction capacity associated with the project. The Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before a positive FID is made.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Operational

•As of July 31, 2026, over 3,460 cumulative LNG cargoes totaling approximately 240 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•During the three and six months ended June 30, 2026, we repaid $1.5 billion and $1.8 billion, respectively, aggregate principal amount of our senior secured notes.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,902	$1,857	$45	$4,605	$4,124	$481
LNG revenues—affiliate	631	549	82	1,477	1,220	257
Total revenues	2,533	2,406	127	6,082	5,344	738

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	978	1,195	(217)	3,619	2,898	721
Cost of sales—affiliate	13	13	—	73	26	47
Operating and maintenance expense	199	256	(57)	395	431	(36)
Operating and maintenance expense—affiliate	125	123	2	253	247	6
Operating and maintenance expense—related party	—	13	(13)	—	28	(28)
General and administrative expense	1	1	—	3	3	—
General and administrative expense—affiliate	16	16	—	32	32	—
Depreciation and amortization expense	143	141	2	285	281	4
Other operating costs and expenses	2	—	2	2	—	2
Total operating costs and expenses	1,477	1,758	(281)	4,662	3,946	716

Income from operations	1,056	648	408	1,420	1,398	22

Other income (expense)
Interest expense, net of capitalized interest	(77)	(103)	26	(158)	(208)	50
Other income (expense), net	(2)	2	(4)	—	5	(5)
Other income—affiliate	1	19	(18)	2	19	(17)
Total other expense	(78)	(82)	4	(156)	(184)	28

Net income	$978	$566	$412	$1,264	$1,214	$50

Volumes recognized as revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Volumes recognized as revenues (in TBtu)	396	351	45	809	756	53

Net income

Net income increased by $412 million and $50 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to:
•$190 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher production volume as a result of planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026; and
•$155 million of favorable changes in the fair value of agreements accounted for as derivative instruments, largely related to our long-term IPM agreement prior to the NPNS designation, as further described below, due to narrowing spreads between global and U.S. domestic natural gas benchmarks and easing of the global natural gas price volatility that began in the first quarter of 2026.

The increase between the six month periods was primarily due to:
•$341 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher production volume and to a lesser degree increased Henry Hub pricing;
•$58 million decrease in operating and maintenance expense (including affiliate and related party) as a result of planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026; partially offset by:
•$371 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely related to our long-term IPM agreement prior to the NPNS designation, as further described below, due to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026.

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreement. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, this agreement is no longer accounted for as a derivative instrument that is measured at fair value on a recurring basis. Instead, the agreement is accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair value of this agreement as of the designation date was established as the new cost basis and is being amortized into cost of sales on a systematic basis over the remaining expected term of the agreement. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contract designated as NPNS no longer meets the scope exception, the contract would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

Total revenues increased by $127 million and $738 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily attributable to:
•$305 million increase due to higher production volume due to planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026; partially offset by:
•$167 million decrease due to lower pricing per MMBtu primarily as a result of decreased Henry Hub pricing.
The increase between the six month periods was primarily attributable to:
•$403 million increase between the six month periods from higher pricing per MMBtu as a result of increased Henry Hub pricing; and
•$368 million increase due to higher production volume.

Operating costs and expenses

The $281 million decrease and $716 million increase in total operating costs and expenses during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$155 million of favorable and $372 million of unfavorable changes between the three and six month periods, respectively, in the fair value of agreements accounted for as derivative instruments included in cost of sales, primarily related to our long-term IPM agreement, of which $301 million of favorable and $451 million of unfavorable changes, respectively, related to the changes in fair value of the IPM agreement prior to the NPNS designation date, as further described above under the caption Net income. The changes in the fair value of our long-term IPM agreement between the three and six month periods were partially offset by $146 million unfavorable and $79 million favorable changes, respectively, in the fair value of other agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries;
•$479 million increase in the cost of natural gas feedstock between the six month periods, largely due to the increase in U.S. natural gas prices; partially offset by:
•$155 million decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process between the six month periods; and
•$68 million and $58 million decreases, respectively, in operating and maintenance expense (including affiliate and related party) largely as a result of planned large-scale maintenance activities that occurred during the three months ended June 30, 2025, but did not recur during the three months ended June 30, 2026.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Financial Statements, unless they satisfy criteria for, and we designate, the normal purchases and normal sales exception which applies the accrual method of accounting.

As noted above under Net income, due to our designation of the NPNS exception in June 2026 for our IPM agreement previously accounted for as a derivative instrument, future earnings volatility resulting from fair value market adjustments will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

Conversely, commodity contracts accounted for as derivative instruments and for which we have not designated the NPNS exception remain subject to fair value accounting in which gains and losses arising from changes in fair value affect earnings. For such contracts, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could impact our results of operations if and when such uncertainties are resolved.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$23
Available commitments under our Revolving Credit Facility (1)	871
Total available liquidity	$894

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of June 30, 2026. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to June 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,603	$1,203
Net cash used in investing activities	(199)	(81)
Net cash used in financing activities	(1,400)	(1,195)
Net increase (decrease) in restricted cash and cash equivalents	$4	$(73)

Operating Cash Flows

The $400 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from increased production volumes and increased Henry Hub pricing.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the six months ended June 30, 2026 and 2025 were primarily related to capital expenditure for optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from borrowings	$160	$265
Redemptions and repayments of debt and borrowings	(1,913)	(565)
Contributions	1,425	—
Distributions	(1,070)	(895)
Other	(2)	—
Net cash used in financing activities	$(1,400)	$(1,195)

Proceeds from Borrowings

We borrowed $160 million and $265 million under the Revolving Credit Facility during the six months ended June 30, 2026 and 2025, respectively, which was repaid intra-period, as shown below under the caption Redemptions and Repayments of Debt and Borrowings.

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Six Months Ended June 30,
	2026	2025
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	—
5.00% Senior Secured Notes due 2027	(1,500)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
Revolving Credit Facility	(160)	(265)
Total redemptions and repayments of debt and borrowings	$(1,913)	$(565)

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity contracts accounted for as derivatives which consist of natural gas supply contracts for the operation of the Liquefaction Project, excluding those contracts for which we have designated NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(112)	$20	$(1,055)	$281

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
10.1
Second Amendment to Management Services Agreement, dated May 22, 2026, by and among the Company and Cheniere LNG Terminals, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 28, 2026)

10.2
Second Amendment to Operation and Maintenance Agreement, dated May 22, 2026, by and among the Company, Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 28, 2026)

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

SABINE PASS LIQUEFACTION, LLC

Date:	August 5, 2026	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)