Form 10-Q
period 2026-09-30
Sabine Pass Liquefaction, LLC
filed 2026-10-29
CIK 1499200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2026 and the references to entities used in this quarterly report:

Unless the context requires otherwise, references to “SPL,” the “Company,” “we,” “us” and “our” refer to Sabine Pass Liquefaction, LLC.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,956	$1,837	$6,561	$5,961
LNG revenues—affiliate	567	518	2,044	1,738
Total revenues	2,523	2,355	8,605	7,699

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,275	1,279	4,894	4,177
Cost of sales—affiliate	13	12	86	38
Operating and maintenance expense	206	161	601	592
Operating and maintenance expense—affiliate	126	121	379	368
Operating and maintenance expense—related party	—	—	—	28
General and administrative expense	1	1	4	4
General and administrative expense—affiliate	17	16	49	48
Depreciation and amortization expense	142	142	427	423
Other operating costs and expenses	—	—	2	—
Total operating costs and expenses	1,780	1,732	6,442	5,678

Income from operations	743	623	2,163	2,021

Other income (expense)
Interest expense, net of capitalized interest	(59)	(91)	(217)	(299)
Other income (expense), net	3	(5)	3	—
Other income—affiliate	1	1	3	20
Total other expense	(55)	(95)	(211)	(279)

Net income	$688	$528	$1,952	$1,742

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$35	$19
Trade and other receivables, net of current expected credit losses	321	503
Trade and other receivables—affiliate	291	239
Advances to affiliates	122	127
Inventory	142	159
Prepaid expenses	33	28
Other current assets, net	15	20
Other current assets—affiliate	22	22
Total current assets	981	1,117

Property, plant and equipment, net of accumulated depreciation	12,045	12,431
Other non-current assets, net	386	211
Total assets	$13,412	$13,759

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$87	$46
Accrued liabilities	568	864
Current debt, net of unamortized discount and debt issuance costs	112	306
Due to affiliates	56	63
Deferred revenue	133	107
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	84	164
Other current liabilities	—	4
Other current liabilities—affiliate	3	1
Total current liabilities	1,146	1,555

Long-term debt, net of unamortized discount and debt issuance costs	4,833	6,437
Deferred NPNS liabilities	1,055	—
Derivative liabilities	41	900
Other non-current liabilities	97	104
Other non-current liabilities—affiliate	17	21
Total liabilities	7,189	9,017

Member’s equity	6,223	4,742
Total liabilities and member’s equity	$13,412	$13,759

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2026
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2025	$4,742	$4,742
Distributions	(605)	(605)
Net income	286	286
Balance at March 31, 2026	4,423	4,423
Distributions	(465)	(465)
Non-cash distribution (see Note 9)	(6)	(6)
Contributions	1,425	1,425
Net income	978	978
Balance at June 30, 2026	6,355	6,355
Distributions	(820)	(820)
Net income	688	688
Balance at September 30, 2026	$6,223	$6,223

Three and Nine Months Ended September 30, 2025
	Sabine Pass LNG-LP, LLC	Total Member’s Equity
Balance at December 31, 2024	$3,224	$3,224
Distributions	(364)	(364)
Net income	648	648
Balance at March 31, 2025	3,508	3,508
Distributions	(531)	(531)
Net income	566	566
Balance at June 30, 2025	3,543	3,543
Distributions	(350)	(350)
Contributions	830	830
Net income	528	528
Balance at September 30, 2025	$4,551	$4,551
The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,952	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	427	423
Total losses (gains) on derivative instruments, net	278	(109)
Net cash provided by (used for) settlement of derivative instruments	(23)	6
Other, net	(18)	17
Changes in operating assets and liabilities:
Trade and other receivables	182	20
Trade and other receivables—affiliate	(52)	(50)
Trade receivables—related party	—	1
Inventory	17	4
Accounts payable and accrued liabilities	(250)	(141)
Accrued liabilities—related party	—	(5)
Due to affiliates	(6)	(13)
Other, net	(7)	(30)
Other, net—affiliate	3	(41)
Net cash provided by operating activities	2,503	1,824

Cash flows from investing activities
Property, plant and equipment	(213)	(119)
Net cash used in investing activities	(213)	(119)

Cash flows from financing activities
Proceeds from borrowings	160	265
Redemptions and repayments of debt and borrowings	(1,967)	(1,617)
Contributions	1,425	830
Distributions	(1,890)	(1,245)
Other, net	(2)	(4)
Net cash used in financing activities	(2,274)	(1,771)

Net increase (decrease) in restricted cash and cash equivalents	16	(66)
Restricted cash and cash equivalents—beginning of period	19	109
Restricted cash and cash equivalents—end of period	$35	$43

The accompanying notes are an integral part of these financial statements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a Delaware limited liability company formed by CQP, a publicly traded limited partnership (NYSE: CQP), and based in Houston. We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of September 30, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”). The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks, vaporizers and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2026 and 2025.

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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
Accounting for Derivative Instruments
In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreement. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under this agreement are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair value of this agreement as of the designation date was established as the new cost basis and is being amortized into cost of sales on a systematic basis over the remaining expected term of the agreement. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contract designated as NPNS no longer meets the scope exception, the contract would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As a result of the designation, the carrying amount of the NPNS-designated agreement was reclassified on our Balance Sheets as of the designation date from other current assets, other non-current assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Balance Sheets Location	Amount Reclassified
Current portion of deferred NPNS liabilities	$(108)
Deferred NPNS liabilities	(1,081)
Total deferred NPNS liabilities	$(1,189)

The following table presents management’s current estimated reduction to cost of sales from the amortization of the remaining balance of the deferred NPNS liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the Balance Sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated reduction to cost of sales from amortization of deferred NPNS liabilities
2026(1)	$57
2027	103
2028	103
2029	103
2030	103
Thereafter	720
Total estimated amortization	$1,189

(1)For the three and nine months ended September 30, 2026, we recorded a reduction to cost of sales from amortization of $26 million and $31 million, respectively.

Prior to the designation date, we recognized $263 million of derivative losses during the nine months ended September 30, 2026 and derivative gains of $127 million and $315 million for the three and nine months ended September 30, 2025, respectively, for the designated agreement.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Trade receivables	$302	$467
Other receivables	19	36
Total trade and other receivables, net of current expected credit losses	$321	$503

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Materials	$118	$103
LNG	11	30
Natural gas	11	24
Other	2	2
Total inventory	$142	$159

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
LNG terminal
Terminal	$16,576	$16,555
Construction-in-process	98	82
Accumulated depreciation	(4,633)	(4,211)
Total LNG terminal, net of accumulated depreciation	12,041	12,426
Other assets
Other assets	19	19
Accumulated depreciation	(15)	(14)
Total other assets, net of accumulated depreciation	4	5
Property, plant and equipment, net of accumulated depreciation	$12,045	$12,431

Depreciation expense was $141 million during each of the three months ended September 30, 2026 and 2025 and $423 million and $420 million during the nine months ended September 30, 2026 and 2025, respectively.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives liability(1)	$—	$(4)	$(117)	$(121)	$—	$(23)	$(1,032)	$(1,055)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for our IPM agreement. As a result, this agreement ceased to be accounted for as a derivative instrument, with the then-current carrying amounts of the related derivative liabilities reclassified to the applicable financial statement line items described in Note 1—Nature of Operations and Basis of Presentation. This agreement is therefore no longer included in the fair value amounts presented as of September 30, 2026. As of December 31, 2025, this agreement had a fair value of $926 million, classified as a liability within Level 3 of the fair value hierarchy. Accordingly, the reduction in Level 3 fair

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
value balances between the periods reflects, in part, the exclusion of this agreement following the June 2026 NPNS designation, in addition to market movements, settlements and other fair value activity.

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average(1)
Liquefaction Supply Derivatives	$(117)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.568) - $0.275 / $(0.036)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$(106)	$(1,147)	$(1,032)	$(1,307)
Realized and change in fair value losses included in net income(1):
Included in cost of sales, existing deals(2)	(14)	(93)	(335)	(7)
Included in cost of sales, new deals(3)	(35)	(2)	(38)	(12)
Purchases and settlements:
Purchases(4)	—	—	—	—
Settlements(5)	37	60	98	147
Transfers out of level 3(6)	1	(2)	1	(5)
Agreement designated as NPNS and no longer measured at fair value on a recurring basis(7)	—	—	1,189	—
Balance, end of period	$(117)	$(1,184)	$(117)	$(1,184)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(49)	$(95)	$(90)	$(19)

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

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub or other natural gas price indices. As of September 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 10 years.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,873 TBtu and 4,261 TBtu as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, our Liquefaction Supply Derivatives included 614 TBtu that were designated as NPNS in June 2026, which resulted in this agreement being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Statements of Operations (in millions):

	Gain (Loss) Recognized in Statements of Operations
Statements of Operations Location(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	$(1)	$—	$—	$—
Cost of sales(2)	3	(12)	(278)	109

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

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Balance Sheets (in millions):

	Fair Value Measurements as of
Balance Sheets Location	September 30, 2026	December 31, 2025
Other current assets, net	$3	$—
Other non-current assets, net	1	9
Total derivative assets	4	9

Current derivative liabilities	(84)	(164)
Derivative liabilities	(41)	(900)
Total derivative liabilities	(125)	(1,064)

Derivative liability, net	$(121)	$(1,055)

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2026	December 31, 2025
Gross assets	$28	$20
Offsetting amounts	(24)	(11)
Net assets	$4	$9

Gross liabilities	$(160)	$(1,084)
Offsetting amounts	35	20
Net liabilities	$(125)	$(1,064)
The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Balance Sheets (in millions):

	Balance Sheets Location	September 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$10	$11
Liquefaction Supply Derivatives	Other current liabilities	—	(3)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Natural gas purchases	$463	$714
LNG terminal costs	51	67
Interest costs and debt fees	44	75
Other accrued liabilities	10	8
Total accrued liabilities	$568	$864

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.749% and 4.747% at September 30, 2026 and December 31, 2025, respectively(1)	1,623	1,730
Total Senior Secured Notes	4,973	6,780
Revolving credit and guaranty agreement (the “Revolving Credit Facility”)	—	—
Total debt	4,973	6,780

Current debt, net of unamortized discount and debt issuance costs(1)	(112)	(306)
Unamortized discount and debt issuance costs	(28)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,833	$6,437

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Revolving Credit Facility

Below is a summary of our Revolving Credit Facility as of September 30, 2026 (in millions):

Revolving Credit Facility
Total facility size	$1,000
Less:
Outstanding balance	—
Letters of credit issued	127
Available commitment	$873

Priority ranking	Senior secured
Interest rate on available balance(1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%
Commitment fees on undrawn balance(1)	0.075% - 0.30%
Letter of credit fees(1)	1.0% - 1.75%
Maturity date	June 23, 2028

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

As of September 30, 2026, we were in compliance with all covenants related to our debt agreements.

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest cost	$60	$92	$219	$302
Capitalized interest	(1)	(1)	(2)	(3)
Total interest expense, net of capitalized interest	$59	$91	$217	$299

Fair Value Disclosures

As of September 30, 2026 and December 31, 2025, the estimated fair value of our senior notes was $4.8 billion and $6.8 billion, respectively, of which $1.1 billion and $1.3 billion, respectively, were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our Revolving Credit Facility approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative loss below)	$1,957	$1,837	$6,561	$5,961
LNG revenues—affiliate	567	518	2,044	1,738
Total revenues from contracts with customers	2,524	2,355	8,605	7,699
Net derivative loss (see Note 5)	(1)	—	—	—
Total revenues	$2,523	$2,355	$8,605	$7,699

For the three and nine months ended September 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Statements of Operations on a net basis.

Contract Liabilities

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance, beginning of period	$204
Cash received but not yet recognized in revenue	122
Revenue recognized from prior period deferral	(104)
Balance, end of period	$222

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate and other non-current liabilities—affiliate on our Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance—affiliate, beginning of period	$7
Cash received but not yet recognized in revenue	2
Revenue recognized from prior period deferral	(4)
Balance—affiliate, end of period	$5

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)
LNG revenues	$43.3	7	$41.0	7
LNG revenues—affiliate	0.2	1	0.5	1
Total revenues	$43.5		$41.5

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	58%	58%	62%	60%
LNG revenues—affiliate	71%	68%	72%	72%

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$567	$518	$2,044	$1,738

Cost of sales—affiliate
Cheniere Marketing Agreements	—	—	44	—
Cargo loading fees under TUA	13	12	39	38
Contracts for Sale and Purchase of Natural Gas	—	—	3	—
Total cost of sales—affiliate	13	12	86	38

Operating and maintenance expense—affiliate
Services under TUA	69	70	208	208
Natural Gas Transportation Agreement	21	20	62	61
Services Agreements (see Note 1)	35	31	108	98
LNG Site Sublease Agreement	1	—	1	1
Total operating and maintenance expense—affiliate	126	121	379	368

Operating and maintenance expense—related party
Natural Gas Transportation and Storage Agreements(1)	—	—	—	28

General and administrative expense—affiliate
Services Agreements (see Note 1)	17	16	49	48

Other income—affiliate
Services Agreements (see Note 1)	1	1	3	20

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

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Cooperation Agreement. Under this agreement, we conveyed $6 million in assets to SPLNG during the nine months ended September 30, 2026. We did not convey any assets to SPLNG under this agreement during the three months ended September 30, 2026, and did not convey any assets during the three and nine months ended September 30, 2025.

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are

SABINE PASS LIQUEFACTION, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)
inclusive of significant noncash items, which were $9 million in gains and $243 million in losses for the three and nine months ended September 30, 2026, respectively, and $16 million in losses and $103 million in gains for the same periods of 2025, respectively. Interest income, which is included in other income (expense), net on our Statements of Operations, was $2 million and $5 million for the three and nine months ended September 30, 2026, respectively, and $1 million and $3 million for the same periods of 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	18%	18%	22%	22%	20%	28%
Customer B	15%	14%	15%	15%	*	19%
Customer C	17%	18%	15%	16%	15%	12%
Customer D	14%	16%	14%	14%	12%	22%
Customer E	*	*	*	*	16%	—%

* Less than 10%

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$243	$319
Non-cash investing activities:
Distribution to affiliate resulting from the conveyance of property, plant and equipment, net (see Note 9)	6	—
Unpaid purchases of property, plant and equipment(1)	3	5

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

We own natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG as of September 30, 2026 (the “Liquefaction Project”) at a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world. The Sabine Pass LNG Terminal also has assets owned by our affiliates that are used in our operations through agreements with them, including five LNG storage tanks, vaporizers and three marine berths owned and operated by SPLNG and a 94-mile natural gas supply pipeline owned and operated by CTPL.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and a long-term IPM agreement, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreement currently in effect, with approximately 12 years of weighted average remaining life as of September 30, 2026, we have contracted with third parties approximately 90% of the total anticipated production from the Liquefaction Project through the mid-2030s. Additionally, there are SPAs that Cheniere Marketing currently holds that may be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.
We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Sabine Pass LNG Terminal, which provides opportunity for further liquefaction capacity expansion. A subsidiary of CQP is developing a two-phased expansion adjacent to the Liquefaction Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”). The first phase is expected to include one liquefaction train, a boil-off gas re-liquefaction unit and related infrastructure and tie-ins to the existing Sabine Pass LNG Terminal. Inclusive of estimated debottlenecking opportunities, the first phase is expected to have total production capacity of over 6 mtpa of LNG. Certain commercialization, financing, engineering and procurement activities with respect to the first phase have been advanced. In September 2026, we obtained commitments for a term loan credit facility in connection with the potential financing of a portion of the costs associated with the first phase of the Expansion Project. The Expansion Project is currently being developed by a subsidiary of CQP, and our participation in the project, including any assumption of project costs or obligations, remains subject to further evaluation and applicable approvals. Closing and funding under the financing remain subject to customary conditions, including a positive FID with respect to the first phase of the Expansion Project.

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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•In October 2026, we entered into a long-term LNG SPA with QatarEnergy to supply up to 2 mtpa of LNG on an FOB basis beginning in the early 2030s through 2054, with 1 mtpa subject to, among other things, a positive FID with respect to the first phase of the Expansion Project.

Operational

•As of October 23, 2026, approximately 3,560 cumulative LNG cargoes totaling over 245 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•During the three and nine months ended September 30, 2026, we repaid $54 million and $1.8 billion, respectively, aggregate principal amount of our senior secured notes.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,956	$1,837	$119	$6,561	$5,961	$600
LNG revenues—affiliate	567	518	49	2,044	1,738	306
Total revenues	2,523	2,355	168	8,605	7,699	906

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,275	1,279	(4)	4,894	4,177	717
Cost of sales—affiliate	13	12	1	86	38	48
Operating and maintenance expense	206	161	45	601	592	9
Operating and maintenance expense—affiliate	126	121	5	379	368	11
Operating and maintenance expense—related party	—	—	—	—	28	(28)
General and administrative expense	1	1	—	4	4	—
General and administrative expense—affiliate	17	16	1	49	48	1
Depreciation and amortization expense	142	142	—	427	423	4
Other operating costs and expenses	—	—	—	2	—	2
Total operating costs and expenses	1,780	1,732	48	6,442	5,678	764

Income from operations	743	623	120	2,163	2,021	142

Other income (expense)
Interest expense, net of capitalized interest	(59)	(91)	32	(217)	(299)	82
Other income (expense), net	3	(5)	8	3	—	3
Other income—affiliate	1	1	—	3	20	(17)
Total other expense	(55)	(95)	40	(211)	(279)	68

Net income	$688	$528	$160	$1,952	$1,742	$210

Volumes recognized as revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Volumes recognized as revenues (in TBtu)	378	374	4	1,187	1,130	57

Net income

Net income increased by $160 million and $210 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to a $171 million increase in revenues, net of cost of sales, as a result of favorable pricing effects associated with LNG volumes delivered during the comparative periods.
The increase between the nine month periods was primarily due to:
•$487 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from favorable pricing effects associated with LNG volumes delivered during the comparative periods, and to a lesser degree, higher production volume; partially offset by:
•$346 million of unfavorable changes in fair value of our derivative instruments, comprised of:
◦$578 million of unfavorable changes in the fair value of our long-term IPM agreement prior to the NPNS designation in June 2026, as further described below, due to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026; partially offset by:
◦$232 million of favorable changes in the fair value of other agreements accounted for as derivative instruments, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries.

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for our IPM agreement. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under this agreement are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair value of this agreement as of the designation date was established as the new cost basis and is being amortized into cost of sales on a systematic basis over the remaining expected term of the agreement. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contract designated as NPNS no longer meets the scope exception, the contract would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income:

Revenues

Total revenues increased by $168 million and $906 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily attributable to a $131 million increase from higher pricing per MMBtu, primarily as a result of increased global LNG pricing associated with geopolitical uncertainties and instabilities, related to the SPA linked to the same global market price as our long-term IPM agreement, and favorable pricing effects associated with the remaining LNG volumes delivered during the comparative periods.
The increase between the nine month periods was primarily attributable to:
•$551 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; and
•$381 million increase due to higher production volume as a result of planned large-scale maintenance activities that occurred during the nine months ended September 30, 2025, but did not recur during the same period of 2026.
Operating costs and expenses

Total operating costs and expenses increased by $48 million and $764 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.
The increase between the three month periods was primarily attributable to:
•$50 million increase in operating and maintenance expense (including affiliate and related party), largely as a result of planned maintenance activities; partially offset by:
•$25 million of favorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales. We had $152 million of favorable changes in the fair value of natural gas supply contracts accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries, partially offset by $127 million of favorable fair value changes recognized on our long-term IPM agreement in 2025 that did not recur in 2026 due to our NPNS designation in June 2026 because this agreement was no longer subject to recurring fair value measurement, as further described above under the caption Net income.
The increase between the nine month periods was primarily attributable to:
•$338 million increase in the cost of natural gas feedstock between the nine month periods, largely due to the increase in U.S. natural gas prices and to a lesser degree from higher production volume, partially offset by a decrease in costs associated with the sale of certain unutilized natural gas procured for the liquefaction process; and
•$346 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales, of which $578 million of unfavorable changes related to the changes in fair value of our long-term IPM agreement prior to the NPNS designation date in June 2026, as further described above under the caption Net income, due to favorable fair value changes recognized on this agreement in 2025 that did not recur following the NPNS designation because this agreement was no longer subject to recurring fair value measurement. The change in the fair value of our long-term IPM agreement was partially offset by $232 million of favorable changes in the fair value of natural gas supply contracts accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Financial Statements unless they qualify for, and we designate, an applicable scope exception under Accounting Standards Codification Topic 815, including the NPNS scope exception.

As noted above under Net income, we designated the NPNS scope exception in June 2026 for our IPM agreement previously accounted for as a derivative instrument. This agreement is no longer subject to recurring fair value adjustments and the market-driven earnings variability will be mitigated for this contract that would have otherwise been marked-to-market in the absence of such designation.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$35
Available commitments under our Revolving Credit Facility(1)	873
Total available liquidity	$908

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under the Revolving Credit Facility as of September 30, 2026. Additionally, we have secured commitments for a term loan credit facility to finance the construction costs of the first phase of the Expansion Project, as discussed above in Overview, and to amend and extend the maturity of our $1.0 billion Revolving Credit Facility, including the reallocation of $250 million in commitments from our Revolving Credit Facility to CQP’s revolving credit facility. See Note 7—Debt of our Notes to Financial Statements for additional information on the Revolving Credit Facility and other debt instruments.

Our liquidity position subsequent to September 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,503	$1,824
Net cash used in investing activities	(213)	(119)
Net cash used in financing activities	(2,274)	(1,771)
Net increase (decrease) in restricted cash and cash equivalents	$16	$(66)

Operating Cash Flows

The $679 million increase between the periods was primarily related to higher net cash inflows from the sale of LNG cargoes, largely due to higher revenue from higher pricing per MMBtu. Also contributing to the increase was a favorable change in net operating assets and liabilities, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Cash outflows for property, plant and equipment during both the nine months ended September 30, 2026 and 2025 were primarily related to capital expenditure for optimization and other site improvement projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from borrowings	$160	$265
Redemptions and repayments of debt and borrowings	(1,967)	(1,617)
Contributions	1,425	830
Distributions	(1,890)	(1,245)
Other, net	(2)	(4)
Net cash used in financing activities	$(2,274)	$(1,771)

Proceeds from Borrowings

We borrowed $160 million and $265 million under the Revolving Credit Facility during the nine months ended September 30, 2026 and 2025, respectively, which was repaid intra-period, as shown below under the caption Redemptions and Repayments of Debt and Borrowings.

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Nine Months Ended September 30,
	2026	2025
5.625% Senior Secured Notes due 2025	$—	$(300)
5.875% Senior Secured Notes due 2026	(200)	(1,000)
5.00% Senior Secured Notes due 2027	(1,500)	—
Senior Notes due 2037 with weighted average rate of 4.748% and 4.746%, respectively	(107)	(52)
Revolving Credit Facility	(160)	(265)
Total redemptions and repayments of debt and borrowings	$(1,967)	$(1,617)

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

	September 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(121)	$18	$(1,055)	$281

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

SABINE PASS LIQUEFACTION, LLC

Date:	October 28, 2026	By:	/s/ Zach Davis
Zach Davis
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 28, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)